Form 10-K
period 1997-03-31
ATL PRODUCTS INC
filed 1997-06-30
CIK 1027781

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD      TO

                       COMMISSION FILE NUMBER: 000-22037

                               ATL PRODUCTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     95-3824281
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                  2801 KELVIN AVENUE, IRVINE, CALIFORNIA 92614
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 774-6900

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     CLASS A COMMON STOCK, $.0001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     Based on the closing sale price on Nasdaq National Market on June 20, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $16,424,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other proposes.

     The Company has two classes of common stock authorized, the Class A Stock and the Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical in all respects except for voting rights. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to .05 votes. As of June 20, 1997, there were 9,655,000 shares of Class A Common Stock outstanding and no shares of Class B Common Stock were outstanding. Unless otherwise indicated, all references herein to "Common Stock" shall refer to the Company's Class A Common Stock.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of the Stockholders scheduled to be held on September 4, 1997.
================================================================================

                               ATL PRODUCTS, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
                                       PART I
ITEM 1.      BUSINESS................................................................      1
ITEM 2.      PROPERTIES..............................................................     13
ITEM 3.      LEGAL MATTERS...........................................................     13
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................     13

                                       PART II
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...     14
ITEM 6.      SELECTED FINANCIAL DATA.................................................     15
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS...........................................................     16
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................     20
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE....................................................     21

                                      PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................     21
ITEM 11.     EXECUTIVE COMPENSATION..................................................     21
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........     21
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................     21

                                       PART IV
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........     21

     Note: When used in this Annual Report on Form 10-K and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. ATL Products, Inc. undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which describe certain factors which affect the Company's business, including the risk factors set forth at the end of Part I, Item 1 of this Report and the disclosure in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as in the Company's Registration Statement on Form S-1 (No. 333-18537), as amended, as filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     ATL Products, Inc. (the "Company") designs, manufactures, markets and services automated magnetic tape libraries used to manage, store and transfer data in networked computing environments. The Company is a leading provider of Digital Linear Tape ("DLT") automated tape libraries for the high end of the networked computing market (one terabyte capacity and above). The Company's products provide a high performance, reliable, cost effective and scalable storage solution for organizations requiring the backup, archival and recovery of critical computer data.

     The Company's products incorporate DLT tape drives as well as the Company's proprietary IntelliGrip cartridge handling system, providing end users with rapid and reliable access to computer data across a wide variety of networks. The Company's proprietary robotics system within each automated tape library provides additional speed and reliability due to the accurate and timely manner in which tape cartridges are loaded and unloaded into the DLT drives. The Company's products are compatible with commonly used network operating systems, protocols and topologies as well as with a broad range of storage management software. In addition, these products are highly scalable and permit flexible configuration. For example, the Company's 2640 Series is capable of storing 9.2 terabytes of data as a standalone unit or up to 46 terabytes of data with the SystemLink Option, which links up to five 2640 units together for larger storage requirements.

     The Company was established in 1990 as a division of Odetics, Inc., a Delaware corporation ("Odetics"), was incorporated in California in February 1993 as a wholly owned subsidiary of Odetics and was reincorporated in Delaware in December 1996. The Company's executive offices are located at 2801 Kelvin Avenue, Irvine, California 92614, and its telephone number at that location is
(714) 774-6900.

INDUSTRY BACKGROUND

     Cartridge based magnetic tape has gained increased popularity for backing up, archiving and recovering data in distributed computing environments due to its cost effectiveness, high reliability and its ability to provide nearline availability of data. Magnetic tape solutions have evolved considerably over the past twenty years and have historically included two distinct technologies: linear recording technology such as the 3480 and QIC which provided high data integrity and rapid data accessibility but relatively low storage density; and helical tape technology such as the 8 mm and 4 mm tape systems which provided higher density, but generally resulted in lower data transfer rates, increased maintenance requirements, less effective access to random data and reduced data integrity.

     DLT, a tape format introduced by Digital Equipment Corporation ("DEC") in 1993 and acquired by Quantum Corporation ("Quantum") in 1994, incorporates the key advantages of linear recording and helical tape technologies into a single technology. DLT is a high performance, half inch, linear serpentine recording tape solution designed to meet the capacity and reliability needs of high duty cycle applications such as network server backup devices, midrange applications, multimedia processes and online transactions. The Company believes DLT tape drives offer certain performance, durability, error correction, cost and reliability advantages over competitive technologies, including high speed data transfer rates, greater capacity and better data integrity than other tape formats, and, in general, represent a balance between price and performance for the distributed computing environment.

     In selecting alternatives for the protection, management and storage of data, network administrators are primarily concerned with providing a storage solution that meets their own needs for availability and capacity. To provide a complete storage solution, however, tape library systems must also meet the demanding needs of users relying on the network on a continuing basis. Therefore, key criteria used to evaluate storage alternatives also include the following: (i) reliability of the mechanical assemblies which handle and transport storage media, (ii) the degree of system automation, (iii) the compatibility with existing network operating systems, protocols and topologies,
(iv) the expandability and upgradeability of the storage device over time, (v) the expected life cycle of the product, and (vi) the physical configuration of the equipment. All of these factors must be considered in the context of the overall operational cost of a given storage system, which includes both the upfront cost of a particular storage system, as well as the annual cost of operating, maintaining and supporting the systems and its users.

PRODUCTS

     The Company's product families consist of the ATL 7100, the ATL 520 and the ATL 2640 Automated DLT Library Series. Within each product family, customers may specify the type and quantity of DLT drives, the maximum number of cartridges and a number of interface options. The Company's products are compatible with major hardware platforms including Sun Microsystems, DEC, Hewlett-Packard, IBM, Auspex and Data General, and are supported by approximately 40 storage management software applications.

     The Company's products incorporate electromechanical and robotic systems under the precise digital control of dedicated electronics utilizing the Motorola 68332 microcontroller. These electronics control the robot, load port, tape drives, control panel, position sensors and environmental sensors. The products also include a wide variety of SCSI-2 interfaces configured to meet specific needs of end users. The wide SCSI-2 interface permits data transfer at rates up to 20 megabytes per second on each host connection. The assignment of the library and drives among the SCSI interfaces may be selected at installation of the products. The products permit sharing of the library among several hosts to permit, for example, concurrent backup from several local area networks.

     All of the Company's current products are based upon DLT technology which is a high performance, half inch, linear tape solution. The Company believes that DLT tape drives offer certain performance, reliability, durability, error correction and cost advantages over competitive technologies which result in greater capacity, higher transfer rates and better data integrity than other tape offerings. The Company currently offers three series of products with a range of performance characteristics; the 7100 Series, the 520 Series, and the 2640 Series. All three product series can be configured utilizing either DLT4000 or DLT7000 drives.

  7100 Series

     In November 1996, the Company announced the introduction of its 7100 Series which the Company commenced shipping in March 1997. The 7100 Series affords a cost effective solution for enterprise system administrators by providing multi-terabyte backup and archiving capability in a compact system configuration, with a high degree of commonality with the products in the 520 Series in terms of parts, operations and training. The 7100 Series was designed for network environments requiring online disk capacities which will exceed 250 gigabytes in the near future. The products in the 7100 Series are particularly appropriate for environments which already contain products in the 520 Series due to the high degree of operational and support compatibility between these two product families. The 7100 Series also represents an attractive choice for rapidly growing network environments as a result of the relatively low entry costs of these products and the significant potential offered for cost effective field upgrades.

     The 7100 Series currently includes twelve product configurations which contain between two and seven DLT4000 or DLT7000 drives and are available with either a 68 or 100 maximum cartridge capacity. The 7100 Series delivers capacity ranging from 1.4 to 3.5 terabytes and backup performance of up to 126 gigabytes per hour. A fully configured 7100 library achieving a 2:1 data compression can backup a one terabyte database in only four hours. In addition, the 7100 Series libraries can provide room for seven generations of a single terabyte backup. The 7100 Series also includes several advanced features such as a touch screen control panel with a browser-like GUI for "point-and-click" library management as well as enhanced access to both the DLT drives and cartridges. The 7100 Series will also permit "hot swap" of the DLT drives during library operation to maximize library availability.

     The end user list prices for products in the 7100 Series typically will range from approximately $65,000 to approximately $130,000 depending primarily on drive configuration.

  520 Series

     The Company introduced the 520 Series departmental libraries in 1995 for Unix network environments. The 520 Series was designed specifically for the DLT4000 and DLT7000 drive technology. The 4/52 and 2/28 models of the 520 Series are designed for the demanding networked computing environment. The 4/52 models primarily address high speed backup, archiving and hierarchical storage management applications while the 2/28 models are used by companies making the transition from single drive to multiple drive data storage management and are easily upgradeable to address future requirements.

     The 520 Series currently includes sixteen product configurations which contain either two or four DLT4000 or DLT7000 drives and are available with either a 28 or 52 maximum cartridge capacity. The 520 Series delivers capacity ranging from 0.6 to 1.8 terabytes and backup performance of up to 72 gigabytes per hour. All of the products in the 520 Series have demonstrated extremely high field reliability and have achieved DLT drive reliability which exceed the manufacturer's specifications. The end user list prices for products in the 520 Series generally range from approximately $50,000 to approximately $75,000 per library depending primarily on drive configuration.

  2640 Series

     The 2640 Series was the Company's first product family to incorporate DLT technology. The 2640 was originally developed pursuant to a strategic alliance with DEC in 1993. The basic architecture of the 2640 was adapted from the Company's earlier developments in midrange 3480 and 3490 tape libraries. The 2640 Series is sold primarily to the data intensive midrange segment of the market. The 2640 Series products are used by companies which require unattended backup of large quantities of data in a safe, reliable manner and by organizations which have migrated to more demanding HSM applications. The flexible design of the 2640 Series may be adapted to a variety of configurations to deal with large amounts of data and is easily upgraded to meet future needs in terms of both data capacity and transfer rate.

     Libraries in the 2640 Series are controlled by the host computer through either an RS-232C or a SCSI-2 interface. Products in the 2640 Series may be integrated into configurations of up to five units which can be operated as a single library to accommodate significant growth in end user requirements. The 2640 Series currently includes nine product configurations which contain between three and nine DLT4000 or DLT7000 drives and have maximum capacities ranging from 88 to 264 cartridges. The 2640 Series delivers capacity ranging from 1.8 to
9.2 terabytes per unit and backup performance of up to 162 gigabytes per hour per unit. End user configurations of up to five units in the 2640 Series can be created with the SystemLink option either at system installation, or at a later time as requirements grow. The end user list prices for products in the 2640 Series generally range from approximately $75,000 to approximately $155,000 depending primarily on drive configuration.

PRODUCTS UNDER DEVELOPMENT

     Prism Series. The Company expects to introduce a new generation of automated tape library systems in calendar 1997 which incorporates the new Prism architecture. Each of the Prism products will include a high performance, industry standard PCI bus, to address both the emerging NT market and large data mining and warehousing applications. The initial Prism product, the P1000, will consist of a rack mounted system with capacities range between
0.25 terabytes and 1.0 terabyte, and will offer effective migration paths to higher capability and higher performance systems. The Company is developing future versions within this product family which are designed to increase speed and cartridge capacity and to enhance their integration into both high end network and data archiving applications. The initial Prism products are being developed in close cooperation with existing and potential OEM customers and should provide substantially enhanced compatibility with a wide range of hardware and software interfaces. Current automated tape library architectures are restricted by the SCSI-2 specification which limits the integration of these products into complex systems and network topologies. The Prism architecture will permit remote monitoring and management of libraries distributed throughout an enterprise, provide interface flexibility for a wide range of network and channel protocols (including SCSI, FDDI, FC/AL and ATM), and facilitate a much closer integration between the library and other elements of the storage management system. These products will also provide significant added value opportunities for the Company's OEM partners. The Company's statements concerning the timing of the introduction of the initial Prism product and the capabilities of the Prism series are intended to be forward looking statements and actual results may differ as a result of the various risks, including but not limited to, management's allocation of research and development resources, unforeseen defects in the new architecture and the performance of the Company's suppliers.

     Software Enhancements. The Company is developing additional software elements to complement its automated tape libraries and to enhance their functionality in system monitoring and volume management. These proprietary software elements are designed to comply with industry standard application programming interfaces, including SNMP and JMAPI, and will provide remote access for system monitoring and management within the internal network and across the Internet.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are principally focused on the development of new generations of storage products for the networked computer market. The Company employs 46 engineers and maintains key design teams in the areas of electromechanical, electronic, software, system and process design. The Company has also engaged a number of third parties for product development activities including a recently announced OEM relationship with Veritas Software to develop the industry's first Internet tape library management product. In addition, the Company continuously solicits and receives consultation from its end users regarding system features and capabilities, and works closely with its OEMs during the development and integration of the OEM products.

     In the near future, the Company intends to focus its development activities to continue to accommodate advances in DLT technology for integration into the Company's current products. As a leading supplier of DLT libraries, the Company has been able to work closely with Quantum during the early stages of the development of the new DLT7000 drive which has facilitated the Company's rapid development of products using this new technology. While all of the Company's products currently feature DLT technology, the Company believes the continued system evolution in the networked computing market has led to an increasing need for automated tape libraries which provide functional capabilities beyond those available with current DLT technology. Accordingly, the Company continues to evaluate emerging drive technologies which it believes will complement DLT.

     The Company has gained significant expertise in the development of automated tape libraries which extends beyond DLT technology and includes, among other things, process automation knowledge and systems design and management experience. The Company intends to continue to leverage this expertise to support the development of additional removable storage media technologies which it anticipates will play an important role in the distributed computer market. The Company believes this expertise, together with its experience with a wide variety of tape media, will enable the Company to adapt its products to accommodate evolving storage technologies. There can be no assurance that the Company will be able to make such adaptations on a timely basis, if at all.

     The Company believes that, in order to provide comprehensive solutions for the emerging requirements of storage management, it must also design and introduce tape libraries that incorporate embedded firmware and software to further support archiving, data warehousing and HSM applications. The Company is currently developing software elements which will complement the use of its products in the Unix market and which will enhance the introduction of its products into the rapidly developing NT market. These products, which are being developed in conjunction with Veritas Software, a major file system provider, are designed to permit monitoring and management of the Company's products either within a network structure or through resources such as an enterprise wide intranet and the Internet, and should substantially improve the efficiency and effectiveness of the use of multiple libraries within a single organization. In addition, these products should permit volume management of libraries without requiring extensive backup, archiving or HSM applications, thereby making the products more attractive for smaller scale networks, representing a majority of the NT installations.

     The data storage market is characterized by rapid technological change and is highly competitive with respect to product innovation and introduction. The Company believes its continued success depends in part on its ability to enhance its existing products and develop new products that incorporate the latest technological advancements. While the Company intends to continue to make significant investments in research and development, there can be no assurance that it will be able to modify its existing products or introduce new products which incorporate new storage technology on a timely basis, if at all.

COMPETITION

     The market for the Company's products is highly competitive and is characterized by rapidly changing technology and evolving standards. The Company believes that its ability to compete depends on a number of factors, including the success and timing of new product development by the Company and its competitors, compatibility of the Company's products with a broad range of computing systems, product performance, reliability and price, and customer support. The Company believes that the principal competitive factors in the networked computing market are storage capacity, data transfer rate, low cost of ownership, price, product quality and reliability, timing of new product introductions and ability to meet customer volume needs.

     Management believes eight tape library manufacturers currently provide DLT based products, including the Company's principal competitors, ADIC, Breece Hill Technologies, Hewlett-Packard and StorageTek. The Company competes indirectly with a large number of manufacturers offering tape storage systems using formats other than DLT including 8 mm, 4 mm (DAT), 3480 and QIC that have larger installed bases and may be expected to continue to provide intense competition for the DLT format. These competitors include ADIC, Exabyte, Fujitsu, Hitachi, IBM, Spectra Logic and StorageTek. The Company anticipates these competitors will expand the functionality and performance of their selected storage technologies to compete effectively with DLT. In addition, if DLT continues to maintain market acceptance, many of these competitors could elect to offer DLT systems. The Company also expects increased competition from large integrated computer equipment companies, many of whom have historically incorporated their own tape storage products into their mainframe systems, and are broadening their focus to include the distributed computing market. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Many of the Company's current and potential competitors have substantially greater name recognition and financial, marketing, technical and other resources than the Company. The Company's current and potential competitors may develop new technologies and products that are more effective than the Company's products. In addition, many of these companies sell directly to end users, which the Company believes may provide a competitive edge over the Company when marketing either similar products or alternative data storage solutions. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors or that competition will not have a material adverse effect on the Company's business, operation results and financial condition.

SALES AND MARKETING; PRINCIPAL CUSTOMERS

     The Company markets and sells its products through indirect sales channels comprised primarily of VARs and OEMs pursuant to strategic arrangements and individual purchase agreements. Sales of new technological advancements are often initially made through VARs who generally evaluate, integrate and adopt new technology more quickly than OEMs. As a technology achieves greater market acceptance, OEM sales generally have represented an increased portion of the sales of the products incorporating that technology. During the year ended March 31, 1997, direct sales to VARs and OEMs accounted for approximately 67% and 33%, respectively, of the Company's net sales. In addition, a small number of customers have historically accounted for a substantial proportion of the Company's net sales in recent periods, and the identity of such significant customers changes from period to period. Sales to DEC represented 18.0% of the Company's net sales for the year ended March 31, 1996.

     The Company has relationships with selected VARs who integrate the Company's products with storage management software to provide comprehensive storage solutions. The Company has certified 40 independent software developers including EMC, Hewlett-Packard, Legato, OpenVision, Spectralogic and Workstation Solutions, among others, who provide storage management software which is compatible with the Company's products. The Company's strategy is to pursue VARs who have expertise in storage management, strong established relationships with end users and the experience to understand and respond to their customers' critical needs. The Company typically enters into a one year Reseller Agreement with its VARs, which are usually subject to cancellation by the Company in the event the VAR does not meet certain requirements. The Company provides marketing and training support for its VARs and offers cooperative marketing programs to certain VARs.

     The Company has also entered into agreements with several major OEMs, including, among others, DEC, EMC and Sun Microsystems, who incorporate the Company's products into systems sold by the OEMs. The Company has entered into strategic relationships with certain of these OEMs which has enabled the Company to work with OEMs early in their product development cycle thereby providing valuable development feedback to the Company. The sales cycle for OEMs often encompasses a long lead time and generally involves extensive product and system qualification, evaluation, integration and verification. The Company believes the OEM channel is also critical to the Company's success because OEMs have traditionally taken a more active role in the development, support and servicing of the Company's products.

     The Company maintains full time sales personnel in five regional sales locations including Boston, Chicago, Dallas, San Francisco and Washington to facilitate close cooperation and communication with its VAR and OEM customers. The Company also employs four international sales managers who assist in the marketing of the Company's products to VARs and OEMs throughout Europe and Asia. International sales constituted approximately 21% of the Company's sales during the year ended March 31, 1997. The Company anticipates that international sales will continue to represent a significant portion of the Company's net sales. The Company undertook a sales initiative for Europe in late fiscal 1995 and fiscal 1996 utilizing the pre-existing infrastructure of a European sales subsidiary of Odetics, which offered products manufactured by other business units of Odetics. In order to establish a European presence dedicated solely to expanding the sales of the Company's products, the Company formed ATL Products Limited in the United Kingdom to conduct its European operations. Sales to customers outside the United States are subject to certain risks.

CUSTOMER SERVICE AND SUPPORT

     The quality and reliability of the Company's products and the ongoing support of these products is a key element of the Company's business. All of the Company's products include a one year warranty which provides on-site customer assistance on the next business day in the United States. In addition, warranty coverage may be upgraded to include on-site customer assistance with a four hour response time, which assistance is available for a fee 24 hours per day, seven days a week.

     The Company maintains two dedicated service centers and has qualified more than 25 of its VAR and OEM customers as certified maintenance providers ("CMPs") to service and provide support for the Company's products. The Company provides a formal training program for its OEMs, VARs, and CMPs. The

CMPs often provide the initial on-site response for on-site repairs, typically replacing parts and possibly even reconfiguring the systems. The CMPs also gather critical data at each call which enables the Company to continue to monitor its robotics systems.

     To supplement its own domestic field service program, the Company has contracted with a national organization to provide on-call field service to the Company's customers.

MANUFACTURING

     The Company manufactures all of its tape libraries at its facility in Irvine, California. The Company recently relocated its corporate headquarters and manufacturing facilities to a new 120,000 square foot facility, of which approximately 50,000 square feet is attributed to manufacturing space. The Company currently operates four assembly lines during one daily eight hour shift.

     The Company manufactures the robotics subassemblies used in its automated tape libraries and performs final assembly and testing of purchased components. The Company's manufacturing processes consist primarily of final systems integration and quality assurance. A significant portion of the manufacturing process consists of quality assurance and testing which is conducted on a 24 hour basis. The Company depends, to a large degree, on outside suppliers to provide most of the components incorporated in the Company's products including the DLT drives, circuit boards, moldings and chassis. The Company intends to continue to outsource as much of the manufacturing as possible in order to maximize manufacturing flexibility. While many of the parts and components used in the Company's products are available from a number of fabricators in California, the DLT drives are available only from a single supplier, Quantum. Quantum may terminate its agreement with the Company for any reason upon 90 days notice. Any disruption in the Company's relationship with such supplier would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company currently purchases most of its circuit boards from one supplier. The Company has, however, qualified a second supplier who can also provide the boards.

EMPLOYEES

     At June 1, 1997, the Company employed 176 associates including 65 in manufacturing, 49 in engineering, 21 in customer service, 28 in sales and marketing, and 13 in finance and administration. The Company also employs a small number of temporary and contract employees. The Company is not a party to any collective bargaining agreement or other similar agreement. The Company has not experienced any work stoppages to date. The Company believes that its relationship with its employees is good.

                                  RISK FACTORS

     The Company's business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this Report. The following risks should be considered carefully in addition to the other information contained in this Report in evaluating the Company and its business before purchasing the shares of the Company's Common Stock.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; HISTORY OF OPERATING LOSSES

     The Company's quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, not all of which are in the Company's control. These factors include, without limitation, the size and timing of significant customer orders; the introduction of new products by competitors; the availability of components used in the manufacture of the Company's products; changes in pricing policies by the Company, its suppliers or its competitors; the ability of the Company to develop, introduce, market and gain market acceptance of new products, applications and product enhancements in a timely manner and to control costs; the Company's success in expanding and implementing its sales and marketing programs; technological changes in the distributed computing markets; the mix of sales among the Company's channels; deferrals of customer orders in anticipation of new products, applications or product enhancements; currency fluctuations; and general economic and market conditions. Moreover, the Company's sales in any quarter typically consist of a relatively small number of large OEM and VAR customer orders, and the timing of a small number of orders can impact quarter to quarter results. The loss of or a substantial reduction in orders from any significant customer could have a material adverse effect on the Company's business, financial condition and results of operations. Since the Company's sales are primarily made through OEMs and VARs who typically provide the Company with relatively short lead times, it is often difficult for the Company to forecast the timing and quantity of orders accurately. The Company's expense levels and its purchases of parts, components and subassemblies are based in part upon its expectations concerning future revenues. Accordingly, if revenue levels are below expectations, whether as a result of product transition or otherwise, operating results are likely to be adversely affected. There can be no assurance that the Company will achieve profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors and other risks discussed below, it is possible that in some future period the Company's operating results may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would probably be materially and adversely affected.

DEPENDENCE ON QUANTUM CORPORATION AND DLT TECHNOLOGY

     The Company currently derives substantially all of its revenues from the sale of its DLT based products and related services, and the Company expects that revenues from its DLT based products will continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, the Company's operating results for the foreseeable future will be substantially dependent on the continued market acceptance of DLT technology and growth of the DLT library market. The DLT market is relatively new, and there can be no assurance that another technology will not replace or adversely affect DLT technology as a widely accepted data storage medium. In addition, due to the relatively recent emergence of the DLT market, the Company expects that additional companies may introduce products incorporating DLT technology competing directly with the Company. Any decline in the rate of growth of the DLT market or failure of the market to sustain acceptance of DLT technology, or any decline in unit prices of the Company's products as a result of increased competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The Company's success also depends in large part upon its relationship with Quantum, who has the exclusive worldwide manufacturing rights for the DLT technology and is the sole supplier of DLT tape drives and upon the Company's ability to continue to obtain adequate supplies of DLT drives from Quantum. The Company has been informed by Quantum that the growth in the demand for the DLT7000 drives will result in continued limitations in the availability of these drives. The Company does not expect that its indicated allocation of DLT7000 drives will have a material adverse effect on the Company's results of operations in the near future. The foregoing statement is intended to be a prediction and actual results may differ as a result of the risks discussed in this paragraph. There can be no assurance that Quantum will not revise its allocation to the Company or that Quantum will otherwise continue to provide an adequate supply of the DLT7000 drives. The Company has not been able to secure any guarantee of the future supply of DLT drives from Quantum. The Company's agreement with Quantum permits Quantum to terminate its arrangement with the Company for any reason upon providing 90 days written notice to the Company. The disruption or termination of the Company's supply of DLT drives from Quantum would have a material adverse effect on the Company's business, financial condition and results of operations. Quantum has also historically sold DLTStore(TM), a competing tape library addressing the lower end of the distributed computing market and may introduce other storage libraries in the future. To the extent such products marketed by Quantum compete directly with the Company's products, the existence of such products could disrupt the Company's relationship with Quantum, particularly if Quantum chooses to satisfy its own demand first. In addition, Quantum currently supplies drives to all of the Company's competitors, and there can be no assurance that the Company's competitors will not establish relationships with Quantum in which the competitors could achieve higher priority in the supply of DLT drives. Moreover, since Quantum has only one manufacturing facility for DLT drives located in Colorado Springs, Colorado, any disruption in Quantum's ability to continue to manufacture and supply the Company with DLT tape drives, whether as a result of a natural disaster or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

EFFECT OF NEW PRODUCT INTRODUCTIONS

     The Company's future operating results will depend significantly on the degree and timing of market acceptance of the Company's 7100 Series (which was introduced in November 1996), the P1000 (which was introduced in May 1997) and other new products. It is difficult to predict the effect that the announcement of these or other new products (or enhancements to existing products) will have on sales of current products pending the full availability of the new products, or the rate at which such products will be accepted by the market, if at all. For example, the P1000 could result in a reduction in the sales of the Company's 520 Series products in anticipation of the new libraries by the Company's customers. In addition, manufacturing defects or other operational problems commonly associated with new product introductions could adversely affect the successful introduction of such new products. There can be no assurance that the Company will be able to introduce new products or enhancements to existing products on a timely basis, if at all, or the effect to which such introductions will have on sales of existing products.

COMPETITION

     The data storage market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in the number, scope and breadth of the products and services offered. Management believes eight tape library manufacturers currently provide DLT based products, including the Company's principal competitors, Advanced Digital Information Corporation, Breece Hill Technologies, Hewlett-Packard and StorageTek. The Company competes indirectly with a large number of manufacturers offering tape storage systems using formats other than DLT, including 8 mm, 4 mm
(DAT), half inch format (3480) and QIC. Many of these indirect competitors have larger installed bases and may be expected to continue to provide intense competition for the DLT format. These competitors include ADIC, Exabyte, Fujitsu, Hitachi, IBM, Spectra Logic and StorageTek. The Company also competes with suppliers of other removable storage media such as optical storage systems and floppy disks. These competitors are expected to expand the functionality and performance of their selected storage technologies which may render such technologies even more competitive as compared to DLT. The Company also expects additional competition from large integrated computer equipment companies, many of whom have historically incorporated their own tape storage products into their mainframe systems, and are broadening their focus to include the distributed computing markets. In addition, because there are relatively low barriers to entrance into the tape library market, the Company anticipates increased competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse affect upon the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than the Company, and may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively.

RELIANCE ON OEMS AND VARS; CONCENTRATION OF SALES

     The Company relies heavily upon its relationships with selected OEMs who sell and support the Company's products as part of their comprehensive data storage systems. Sales through OEMs accounted for approximately 24% and 33% of the Company's total revenues in fiscal 1996 and 1997, respectively. The Company is currently investing, and intends to continue to invest, significant resources to develop these OEM relationships. These expenditures could materially and adversely affect the Company's operating margins unless the Company is able to achieve commensurate growth in sales to OEMs. The Company also relies heavily on selected VARs who integrate the Company's products with storage management software to provide comprehensive storage solutions. Most of the Company's VARs carry product lines that are competitive with those of the Company, and there can be no assurance that they will give the marketing of the Company's products high priority, or that they will continue to carry the Company's products. The Company's agreements with VARs and OEMs are generally not required to be exclusive, and in many cases may be terminated by either party at any time with limited notice and without cause. A small number of customers has historically accounted for a substantial portion of the Company's net sales and the identity of the Company's significant customers has historically varied from period to period. Sales to DEC accounted for 18.0% of the Company's net sales for the year ended March 31, 1996. No other customer accounted for 10% or more of net sales during these periods. The loss of important OEMs or VARs, their reduced focus on the Company's products, or the inability to obtain additional OEMs as the market evolves could materially and adversely affect the Company's business, financial condition and operating results.

MANAGEMENT OF EXPANDING OPERATIONS

     The Company is currently experiencing a period of rapid growth which has placed and is expected to continue to place a considerable strain on the Company's management and its administrative, sales and marketing, financial, information systems and operational resources. From April 1, 1995 to March 31, 1997, the size of the Company's staff increased from 66 to 176 employees including approximately 25 new employees hired as a result of the acquisition of certain sales and service divisions of Odetics. Further significant increases in the number of employees are anticipated during calendar 1997. The Company believes its success will depend, in part, on its ability to integrate these and additional new employees into the Company rapidly to respond to the anticipated growth of the Company. The Company's ability to manage growth effectively will require it to install its own operational, financial and management controls, reporting systems and procedures independent from Odetics, to establish new management information and control systems and to train, motivate and manage its employees. There can be no assurance that the Company will be able to install such operational, financial and management information and control systems in an efficient and timely manner or that the new structures, systems and controls will be adequate to support the Company's operations and prevent the occurrence of unforeseen management or financial issues. Continued growth will also require the Company to recruit additional key management personnel (including a chief financial officer), expand its engineering and product development capabilities, expand its sales and marketing capabilities, improve its customer service and support functions and to train, motivate and manage additional employees. There can be no assurance that the Company will be able to manage these changes and implement the required programs successfully, and its failure to do so could have a material adverse effect upon the Company's business, financial condition and operating results.

ABSENCE OF HISTORY AS AN INDEPENDENT ENTITY; LIMITED RELEVANCE OF HISTORICAL FINANCIAL INFORMATION

     The Company was operated as a wholly owned subsidiary of Odetics between January 1993 and March 1997, accordingly, has had limited independent operating history. Prior to the Distribution, the Company will continue to be a subsidiary of Odetics, but will, subject to Odetics' rights as a controlling stockholder, operate as an independent company. While the Company and Odetics have entered into general agreements intended to facilitate the Company's transition to an independent public company, there can be no assurance that the Company will be able to manage this transition or to develop these independent resources successfully. The Company's financial results as a subsidiary of Odetics may not be representative of what the Company's results of operations and financial condition would have been had the Company been a separate, standalone company during the periods presented or be indicative of future results of operations and the financial condition of the Company.

POSSIBILITY OF SUBSTANTIAL SALES OF COMMON STOCK; NO ASSURANCE OF DISTRIBUTION

     Prior to December 31, 1997, Odetics intends to distribute all of its Common Stock of the Company to the stockholders of Odetics, pending certain contingencies, including, but not limited to receipt of a favorable tax ruling from the Internal Revenue Service. The Distribution would involve the distribution of an aggregate of approximately 8,005,000 shares of Common Stock of the Company to the stockholders of Odetics. Substantially all of such shares would be eligible for immediate resale in the public market. Sales of substantial amounts of Common Stock in the open market in anticipation of, or following, the Distribution, or the market perception that such sales might occur, whether as a result of the Distribution or otherwise, could materially and adversely affect the market price of the Company's Common Stock. No assurance can be given that the conditions to the Distribution will be satisfied or waived, or that the Distribution will occur. A failure to undertake the Distribution could adversely affect the market price of the Company's Common Stock.

RAPID TECHNOLOGICAL CHANGE

     The distributed computing market and the related data storage market are characterized by rapid technological change, frequent new product introductions and enhancements, and evolving industry standards. This industry has been subject to fundamental changes reflecting the migration from mainframe based systems to distributed computing environments, the significant increase in the amount of data generated and stored in such environments and end users' increasing dependence on near online access to such data. The Company's ability to remain competitive will depend in part on its ability to develop new and enhanced automated tape libraries in a timely and cost effective manner in order to integrate the latest technological advancements in storage media and to accommodate changes in the evolving distributed computing networks. Since all of the Company's products are currently based on DLT technology, any change in DLT technology or the emergence and acceptance of any new technologies may require the Company to incur substantial unanticipated costs to incorporate such changes, for which there can be no assurance that the Company will be able to complete on a timely basis, if at all. The Company's inability to incorporate advances or fundamental changes in storage media could materially and adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

     International product sales represented approximately 19% and 21% of the Company's net sales during fiscal 1996 and 1997, respectively. The Company maintains sales and support offices in England, Germany and Taiwan. The Company believes that international sales will continue to represent a significant portion of its revenues, and that continued growth and profitability will require further expansion of its international operations. The Company's international sales are currently denominated in U.S. dollars, and an increase in the relative value of the dollar could make the Company's products more expensive and, therefore, potentially less price competitive in international markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing and staffing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of compliance with a wide variety of foreign laws, currency fluctuations and political and economical instability. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition. Furthermore, as the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT

     The Company's ability to compete effectively depends in part on its ability to develop and maintain the proprietary aspects of its technology. There can be no assurance, however, that any future patents will be granted or that any issued patents or other intellectual property rights of the Company will provide meaningful protection for the Company's product innovations. Moreover, such rights may not preclude competitors from developing substantially equivalent or superior products to the Company's products. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate, or that competitors will not independently develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology, or design around any patent of the Company. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend the Company against claims of infringement or invalidity by others. An adverse outcome in such litigation or similar proceedings could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others or require the Company to cease marketing or using certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is required to obtain licenses under patents or proprietary rights of others, there can be no assurance that any required licenses would be made available on terms acceptable to the Company, if at all. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses and the diversion of management resources, regardless of whether the claim is valid, could be significant and could have a material adverse effect on the Company's results of operations.

FUTURE CAPITAL REQUIREMENTS

     The Company entered into a four year promissory note payable to Odetics in the amount of approximately $13.0 million as of April 1, 1997. Such note is payable in sixteen equal quarterly installments of principal plus accrued interest commencing June 30, 1997. Accordingly, the Company will continue to have limited capital resources after the initial public offering. The Company believes that in order to remain competitive, it may require additional financial resources over the next several years for working capital, research and development, and the expansion of sales and marketing expenditures.

CONTROL BY ODETICS PENDING THE DISTRIBUTION

     The Company is currently a subsidiary of Odetics, and has no operating history as an independent public company. Odetics owns approximately 82.9% of the outstanding shares of Common Stock and is able to elect the entire Board of Directors and otherwise control the management and affairs of the Company, including any determinations with respect to acquisitions, dispositions, borrowings, issuances of Common Stock or other securities or the declaration and payment of any dividends on the Common Stock. Similarly, Odetics has the power to determine matters submitted to a vote of the Company's stockholders without the consent of the Company's other stockholders, has the power to prevent a change of control of the Company, and could take other actions that might be favorable to Odetics. Conflicts of interest may arise between the Company and Odetics in a number of areas relating to their past and ongoing relationships, tax and employee benefit matters, indemnity arrangements, sales or distributions by Odetics of its remaining shares of Common Stock, and the exercise by Odetics of its ability to control the management and affairs of the Company.

DEPENDENCE UPON KEY PERSONNEL; NEW MANAGEMENT PERSONNEL.

     The Company's future performance depends to a significant extent on its senior management and other key employees, in particular its Chief Executive Officer, Kevin C. Daly, Ph.D., who has more than ten years experience in the field of data storage technologies. The loss of Dr. Daly's services would have a material adverse effect on the Company's development and marketing efforts. The Company's future success will also depend in large part upon its ability to attract, retain and motivate highly skilled employees. In addition, the Company is actively seeking to retain a successor chief financial officer. Competition for such employees, particularly development engineers and an experienced chief financial officer, is intense, and there can be no assurance that the Company will be able to continue to attract and retain sufficient numbers of such highly skilled employees. The Company's inability to attract and retain additional key employees or the loss of one or more of its current key employees could have a material adverse effect upon the Company's business, financial condition and results of operations.

EFFECT OF CERTAIN CHARTER PROVISIONS; ANTITAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION; BYLAWS AND DELAWARE LAW

     The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying or preventing a change of control of the Company. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company, which could adversely affect the market price of the Company's Common Stock.

ITEM 2. PROPERTIES.

     The Company's principal administrative, engineering and manufacturing facilities are located in one 120,000 square foot facility in Irvine, California, under a lease which expires in December 2003. The Company has an option to extend the lease for an additional five year period. The base rent is currently approximately $65,000 per month. In addition to the base rent, the Company pays its share of operating expenses, property tax and insurance premiums on the building. The Company believes this new facility will be sufficient for its needs through at least the next five years. The Company also leases office space for its sales representatives in Boston, Chicago, England and Taiwan.

ITEM 3. LEGAL MATTERS.

     On May 23, 1996, the Company announced that it and Odetics, Inc. settled all pending litigation with E-Systems, Inc. and EMASS, Inc. (Collectively, "E-Systems"). The settlement was effected pursuant to a written Settlement Agreement and General Release between the parties, under which E-Systems paid Odetics approximately $6.2 million, including an amount designated as a royalty payment on library systems sold by E-Systems which Odetics alleged infringed on its patented technology. See "Management's Discussion of Financial Condition and Results of Operations." For its part, the Company agreed for a period of five years to provide spare parts and certain other customer support services for the installed base of DataTowers that the Company previously sold to E-Systems. The parts and services generally will be provided in accordance with Odetics' terms and conditions, less a specified discount. The Company has also agreed to repurchase nine ACL 2640 units in E-Systems possession.

     The Company is not currently a party to any pending litigation that it believes could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "ATLPA." The following table sets forth, for the periods indicated, the high and low last reported sale prices for the Common Stock on the Nasdaq National Market.

                                 FISCAL YEAR                           HIGH      LOW
        -------------------------------------------------------------  -----     ----
        1997
        Fourth Quarter (commencing March 7, 1997)....................  $12 7/8    $8

     As of June 20, 1997, there were 24 record holders of the Company's Common Stock. On June 20, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $10.00 per share.

RECENT SALES OF SECURITIES

     Since April 1, 1996, the Company has sold and issued the following unregistered securities:

          1. In December 1996, the Company granted nonstatutory stock options to certain employees of the Company under its 1996 Stock Incentive Plan covering an aggregate of 879,000 shares of the Company's Class B Common Stock, at an exercise price of $5.00 per share. Such exercise price was equal to the fair market value of the underlying Class B Common Stock on the grant date, as determined by the Board of Directors of the Company. These options vest over a three year period commencing two years following the date of grant. All of such options were issued in consideration for employment services rendered to the Company. None of the optionees paid any cash consideration for these options. The sale and issue of these securities was deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contract relating to compensation, as provided by Rule 701.

          2. In December 1996, the Company effected a reincorporation in Delaware which included a recapitalization in which two classes of Common Stock were authorized, and each share of the Company's no par Common Stock was exchanged for 8,005 shares of Common Stock, par value $.0001 per share. Such issuance was exempt from registration under Section 2(3) of the Securities Act on the basis that such transaction did not involve a "sale" of securities.

     There were no underwriters, brokers or finders employed in connection with any of the transactions set forth above.

DIVIDEND POLICY

     The Company has never declared or paid cash dividends on shares of its capital stock. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Furthermore, the Company's agreement with its lender currently limits the Company's ability to pay cash dividends. The payment of any future dividends will be at the discretion of the Company's Board of Directors, and will depend upon a number of factors, including, but not limited to, future earnings, the success of the Company's business, activities, its capital requirements, the general financial condition and future prospects of the Company, general business conditions, the consent of the Company's principal Lender and such other factors as the Board may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

     The following consolidated selected financial data with respect to the Company's consolidated statement of operations for each of the five fiscal years in the period ended March 31, 1997 and the consolidated balance sheet data at March 31, 1993, 1994, 1995, 1996 and 1997 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements and the related report of independent auditors for the fiscal years ended March 31, 1993 and 1994 and the Company's consolidated balance sheet at March 31, 1995 are not included in this Report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements of the Company and the related notes thereto included elsewhere in this Report.

                                                         FISCAL YEAR ENDED MARCH 31,
                                           -------------------------------------------------------
                                            1993        1994        1995        1996        1997
                                           -------     -------     -------     -------     -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED AND COMBINED STATEMENTS OF
  OPERATIONS DATA:
Net sales
  Products...............................  $ 5,592     $15,534     $15,898     $24,795     $53,717
  Service and spare parts................    4,344       4,972       6,743       4,615       6,311
                                           -------     -------     -------     -------     -------
Total net sales..........................    9,936      20,506      22,641      29,410      60,028
Gross profit
  Products...............................       34       3,136       3,623       9,113      21,126
  Service and spare parts................    1,589       1,653       2,095       1,434       3,260
                                           -------     -------     -------     -------     -------
Total gross profit.......................    1,623       4,789       5,718      10,547      24,386
Expenses:
  Research and development...............    1,654       2,285       3,248       1,731       5,686
  Sales and marketing....................      711       1,308       1,838       3,718       7,070
  General and administrative.............      951       1,195       1,299       1,414       1,841
  Charges allocated by parent............    1,582       1,354       1,563       1,534       1,551
  Nonrecurring charge....................       --          --       4,042       1,392          --
                                           -------     -------     -------     -------     -------
Income (loss) from operations............   (3,275)     (1,353)     (6,272)        758       8,238
Interest charges allocated by parent.....       --         542       1,243       1,861       1,707
                                           -------     -------     -------     -------     -------
Income (loss) before income taxes........   (3,275)     (1,895)     (7,515)     (1,103)      6,531
Income taxes.............................       --          --          --          86       2,600
                                           -------     -------     -------     -------     -------
Net income (loss)........................  $(3,275)    $(1,895)    $(7,515)    $(1,189)    $ 3,931
                                           =======     =======     =======     =======     =======
Net income (loss) per share..............  $  (.39)    $  (.22)    $  (.89)    $  (.14)    $   .46
                                           =======     =======     =======     =======     =======
Shares used in computation of net income
  per share..............................    8,484       8,484       8,484       8,484       8,597
                                           =======     =======     =======     =======     =======

                                                             AS OF MARCH 31,
                                        ----------------------------------------------------------
                                         1993         1994         1995         1996        1997
                                        -------     --------     --------     --------     -------
                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit).............  $   (71)    $ (2,875)    $ (9,990)    $(11,313)    $15,894
Total assets..........................    7,961       13,195       11,253       16,748      37,925
Total liabilities.....................    7,298       14,743       20,091       26,861      29,060
Total stockholders' equity
  (deficit)...........................      663       (1,548)      (8,838)     (10,113)      8,865

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Report. This Report contains forward-looking statements that involve a number of risks and uncertainties including, without limitation, those set forth in Item
1. "Business -- Risk Factors." The Company's actual results may differ materially from any future performance discussed in the forward-looking statements and in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     The Company was established in 1990 as a division of Odetics to use its technical expertise in information automation technology to develop automated tape libraries that replace the manual storage and retrieval of computer tapes. Initially, the Company teamed with E-Systems, Inc. to develop and provide a 19mm automated tape cartridge handling subsystem which the Company introduced in 1992. In 1992, the Company also introduced automated tape handling products for systems employing IBM 3480 and similar industry standard tape cartridges. In 1994, the Company introduced the ATL 2640, its first automated tape library designed for distributed computing environments, based on the DLT format. The Company extended its line of DLT based automated tape libraries in 1995 by introducing its 520 Series, designed for smaller libraries in the midrange and distributed computing environments, applications which historically had required less storage capacity and less formal data processing. In November 1996, the Company announced the introduction of its ATL 7100 tape library series, which was designed for enterprise system administrators who require multiple terabyte backup and archiving. Prior to fiscal 1995, the Company's sales, which consisted primarily of 19mm and 3480 tape libraries, experienced modest growth to approximately $20.5 million in fiscal 1994. In fiscal 1995, sales of these products declined significantly, but the increase in DLT product sales resulted in a $2.1 million net sales growth from the prior year. Since 1995, the increase in DLT product sales has led to significant quarter-to-quarter revenue growth. All of the Company's net product sales are currently derived from DLT based automated tape libraries.

     Effective December 31, 1996, Odetics transferred to the Company that portion of its business which provided service and support for the Company's products. The transfer was made at book value and resulted in an increase of $2.3 million in the Company's obligations to Odetics. For financial accounting purposes the transaction has been treated in a manner similar to a pooling of interests, and the financial information for this operation has been included in the Company's financial information for all periods presented.

     Effective July 1, 1996, the Company established its own wholly owned European subsidiary, APL, to facilitate the Company's sales in Europe. For periods prior to the establishment of APL, the Company utilized a subsidiary of Odetics for administrative services related to the distribution of its products in Europe. The revenues, costs and expenses incurred by this entity that relate to the Company's products have been combined in the accompanying selected financial data for all applicable periods in order to present these activities in a manner similar to a pooling of interests.

     The Company's operating expenses have increased significantly in recent periods, since the introduction of the Company's DLT based product lines, as the Company has expended resources to support growth in the volume of DLT product sales. The Company also expects operating expenses to increase as the Company continues to build its management and information systems and other infrastructure to support recent growth and any additional growth in the future and to increase its administrative staff to perform many services previously performed by Odetics, including public company reporting requirements. Accordingly, historical overhead expense included herein is not necessarily indicative of the expense which may be incurred by the Company in future periods.

     Odetics and the Company have entered into certain agreements providing for the Distribution and governing various interim and continuing relationships between the companies, including (i) a Separation and Distribution Agreement which sets forth the principal corporate transactions required to effect the separation of the Company from Odetics, the initial public offering and the Distribution, (ii) a Tax Allocation Agreement which governs the allocation of tax liabilities between the Company and Odetics, and (iii) a

Services Agreement, pursuant to which Odetics will continue for an interim period following the initial public offering and the Distribution to perform certain financial, management information and other services for the Company. The Company anticipates that charges paid to Odetics pursuant to the Services Agreement will decline in future periods, as the Company begins to build its own infrastructure and to incur directly expenses that otherwise would have been included in charges allocated by Odetics.

     In March 1997, the Company completed an initial public offering of 1,650,000 of its Common Stock following which Odetics' beneficial ownership of the Company was reduced to 82.9%. The initial public offering generated net proceeds to the Company of $15.9 million, $6.8 million of those proceeds were used to reduce the Company's obligations to Odetics. The balance of the proceeds is being used to fund working capital requirements.

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated, the percentages of net sales represented by each item in the Company's statement of operations.

                                                               FISCAL YEAR ENDED MARCH 31,
                                                              -----------------------------
                                                              1995        1996        1997
                                                              -----       -----       -----
    Net sales
      Products............................................     70.2%       84.3%       89.5%
      Service and spare parts.............................     29.8        15.7        10.5
                                                              -----       -----       -----
    Total net sales.......................................    100.0%      100.0%      100.0%
    Gross profit
      Products............................................     22.8        36.8        39.3
      Service and spare parts.............................     31.1        31.1        51.7
                                                              -----       -----       -----
    Total gross profit....................................     25.3        35.9        40.6
    Expenses:
      Research and development............................     14.4         5.9         9.5
      Sales and marketing.................................      8.1        12.6        11.8
      General and administrative..........................      5.7         4.8         3.0
      Charges allocated by parent.........................      6.9         5.2         2.6
      Nonrecurring charge.................................     17.9         4.8          --
                                                              -----       -----       -----
    Income (loss) from operations.........................    (27.7)        2.6        13.7
    Interest charges allocated by parent..................      5.5         6.3         2.8
                                                              -----       -----       -----
    Income (loss) before income taxes.....................     33.2        (3.7)       10.9
    Income taxes..........................................       --         0.3         4.4
                                                              -----       -----       -----
    Net income (loss).....................................    (33.2)%      (4.0)%       6.5%
                                                              =====       =====       =====

     Net Sales. Total net sales increased 104.1% to $60.0 million for fiscal 1997 as compared to total net sales of $29.4 million in fiscal 1996. Total net sales increased 29.9% to $29.4 million in fiscal 1996 from $22.6 million in fiscal 1995.

     Product sales increased 116.6% to $53.7 million for fiscal 1997 as compared to fiscal 1996, reflecting continued growth in the Company's DLT based products and included the initial shipments in the fourth quarter of fiscal 1997 of the Company's new ATL 7100 tape library series. Product sales in fiscal 1996 increased 56.0% to $24.8 million as compared to fiscal 1995 which featured the introduction of the 520 series of midrange libraries which more than offset the loss of 19mm tape library products that were discontinued in fiscal 1995.

     Service and spare parts sales include revenue derived from the sale of spare parts and service activities to support the installed base of the Company's products. In fiscal 1997, service revenue represented 10.5% of total net sales as compared to 15.7% and 29.8% of total net sales in fiscal 1996 and fiscal 1995, respectively. These sales have declined as a percentage of total net sales primarily due to increased product sales for the respective comparable periods. The Company anticipates that service revenue in future periods will increase modestly as the initial warranty on increasing sales of DLT based products expires and customers purchase service contracts.

     Gross Profit. Total gross profit as a percent of total net sales increased to 40.6% for fiscal 1997 from 35.9% in fiscal 1996 and 25.3% fiscal 1995.

     Gross profit on product sales was 39.3% in fiscal 1997 as compared to 36.8% in fiscal 1996. The increase is attributable primarily to improved absorption of manufacturing overhead resulting from continued increases in sales of DLT based products as well as reductions in the costs of materials for the Company's products. Gross profit on product sales in fiscal 1996 increased to 36.8% from 22.8% in fiscal 1995 as the Company completed its first fiscal year selling primarily DLT based products which generated improved margins as compared to margins on the 19mm products which accounted for approximately one third of the Company's sales volume in fiscal 1995. Average sales prices declined slightly in both fiscal 1997 and fiscal 1996 as a result of increased competition, but these declines have been offset in part by manufacturing efficiencies attributable to higher sales volumes and the Company's cost reduction programs. The Company believes average selling prices on product sales will continue to decline in the future caused by competition and the Company's desire to maintain market share. There can be no assurance the Company will be able to offset future reductions in sales prices through improved manufacturing efficiencies or otherwise.

     Gross profit on service and spare parts sales was 51.7% for fiscal 1997 and 31.1% for both fiscal 1996 and fiscal 1995. The increase in gross profit for fiscal 1997 was largely due to a nonrecurring adjustment to inventory reserves.

     Research and Development. In fiscal 1997, research and development expense increased 228.5% to $5.7 million (or 9.5% of total net sales) from $1.7 million in fiscal 1996 (or 5.9% of total net sales). Fiscal 1996 research and development expense decreased 46.7% from $3.2 million in fiscal 1995 (or 14.4% of total net sales). The increase in research and development expense in fiscal 1997 resulted primarily from the development, testing and preproduction activities for the Company's ATL 7100 and Prism products and the incorporation of the new DLT7000 tape drive into the Company's current products. The decline in research and development expense in both absolute dollars and as a percentage of total net sales in fiscal 1996 reflected the completion of development activities relating to the Company's 2640 and 520 series libraries which were initiated in the prior fiscal year. Research and development expense in fiscal 1995 expenditures was incurred primarily in development activities of the Company's 2640 and 520 series libraries and included additional engineering labor, consulting and prototype material costs. The Company expects expenditures for research and development generally to increase over time and to be higher during periods of new product development when significant expenditures are incurred in preproduction activities and increased testing. These expenditures may, therefore, fluctuate as a percentage of sales from period to period.

     Sales and Marketing. Sales and marketing expense increased 90.2% in fiscal 1997 to $7.1 million (or 11.8% of total net sales) from $3.7 million in fiscal 1996 (or 12.6% of total net sales), and increased 102.3% in fiscal 1996 from $1.8 million in fiscal 1995. The dollar increase in both fiscal years reflects the Company's efforts to expand its sales and marketing capabilities through infrastructure growth, which includes higher sales commissions associated with increased sales, and increased expenditures for advertising, promotion and trade show participation to meet the demands of the rapidly growing worldwide data storage market.

     General and Administrative. General and administrative expense increased 30.2% to $1.8 million (or 3.0% of total net sales) in fiscal 1997 from $1.4 million (or 4.8% of total net sales) in fiscal 1996, and increased 8.9% in fiscal 1996 from $1.3 million (or 5.7% of total net sales) in fiscal 1995. The dollar increase in all fiscal years primarily reflects the addition of administrative personnel to support increased sales volume. General and administrative expense does not reflect all of the costs which the Company expects to incur as a standalone entity since certain corporate general and administrative functions have been performed for the Company by Odetics, and those costs have been included in charges allocated by parent. Management expects general and administrative expense in absolute dollars to increase as the Company assumes the responsibility for those functions that were previously performed by Odetics.

     Charges Allocated by Parent. Odetics performs certain corporate general and administrative functions and charges the Company a pro rata portion of the costs Odetics incurs for such services. Charges allocated by parent were relatively constant during the three year period ended March 31, 1997, because the Company directly incurred most of the increases in administrative infrastructure necessary to support the growth of its business.

     Nonrecurring Charge. Nonrecurring charges were $1.4 million and $4.0 million in the years ended March 31, 1996 and 1995, respectively. The fiscal 1996 expense was comprised of legal expenses incurred in connection with litigation with E-Systems, which was settled in May 1996. The charges in fiscal 1995 related to asset write downs, severance costs related to staffing reductions and legal fees incurred in this litigation.

     Interest Charges Allocated by Parent. Odetics has historically advanced funds to meet the Company's capital requirements and has charged the Company interest on the resulting intercompany account balance determined using Odetics' cost of the related borrowed funds. Interest charges by parent decreased 8.3% to $1.7 million for fiscal 1997 because of a reduction in average outstanding intercompany borrowings during the fiscal year. Interest charges by parent increased 49.7% to $1.9 million in 1996 as compared to $1.2 million in fiscal 1995. The increase in interest charges allocated by parent in fiscal 1996 reflects increased intercompany borrowings which were necessary to support the Company's working capital requirements and operations.

     Income Taxes. The Company is included in the consolidated federal tax return of Odetics. Members of the consolidated group that generate taxable losses are not allocated any tax benefit for such losses if the consolidated group as a whole is profitable. Accordingly, for periods prior to April 1, 1996, during which the Company incurred losses, the Company had no domestic income tax provision or benefit. In addition, because the Company's losses have been used to offset Odetics' taxable income in the consolidated federal tax returns, the Company has no loss carry forward available to offset future taxable income. For periods subsequent to April 1, 1996, the Company has entered into a Tax Allocation Agreement with Odetics pursuant to which the Company will make a payment to Odetics, or Odetics will make a payment to the Company, as appropriate, in an amount equal to the taxes attributable to the operations of the Company on the consolidated federal income tax returns and consolidated or combined state tax returns filed by Odetics. In addition, the Tax Allocation Agreement provides that members of the Odetics consolidated group generating tax losses after April 1, 1996 will be paid by other members which utilize such tax losses to reduce such other members' tax liability. For fiscal 1997, the Company's effective tax rate is 40%.

BACKLOG

     The Company builds products to order rather than to forecast, but has achieved a relatively short manufacturing cycle. Accordingly, the Company's net sales during any period are substantially dependent on orders booked and shipped during that period. The Company includes in its backlog those customers orders for which it has received orders and for which shipment is scheduled within the next twelve months; however, most orders are filled within 90 days. In general, all purchase orders are cancelable under certain circumstances. As a result of potential cancellation of orders and delays in customer shipments and delivery schedules, the Company's backlog at any particular date may not be indicative of actual sales for any succeeding period. At March 31, 1997, the Company's backlog was $6.0 million as compared to $4.4 million at March 31, 1996 and $1.0 million at March 31, 1995.

     Although the Company builds to order, in order to achieve a reasonably short manufacturing cycle, it must purchase components and subassemblies and incur operating expenses which are relatively fixed in nature based on forecast orders and sales. If orders and revenue do not meet the Company's forecast in any given quarter, the adverse impact of a shortfall in revenue may be magnified by the Company's inability to reduce expenditures quickly, and could have a material adverse effect upon the Company's results of operations for that period.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1997, the Company completed an initial public offering of 1,650,000 of its Common Stock. This offering generated net proceeds to the Company of $15.9 million, $6.8 million of those proceeds were used to reduce the Company's obligations to Odetics. The balance of the proceeds is being used to fund working capital requirements.

     During fiscal 1997, the Company generated $4.5 million of cash from operating activities, of which $3.9 million was derived from net income. The Company also generated $15.9 million of cash from the initial public offering and used $8.9 million to repay intercompany indebtedness to Odetics. The Company also used $2.0 million for purchases of equipment and investments in leasehold improvements.

     The Company was originally capitalized with a $1.0 million capital investment provided by Odetics. Since its inception, and until its initial public offering in March 1997, the Company relied primarily on interest bearing advances from Odetics to provide necessary financing for its operating and investing activities. At December 31, 1996, the Company purchased from Odetics the net assets of the division of Odetics that provided service and support for the Company's products for $2.3 million, which was reflected as an increase in the Company's obligation to Odetics. On April 1, 1997, the Company entered into a promissory note payable to Odetics in the original principal amount of $13.0 million representing the aggregate balance of the Company's intercompany borrowings from Odetics. This note bears interest at a rate equal to Odetics' cost of borrowing (8.5% at March 31, 1997). Principal and interest on this note are payable in sixteen equal quarterly installments at the end of each calendar quarter beginning June 30, 1997.

     Prior to the initial public offering, the Company and Odetics were co-borrowers under a joint Loan and Security Agreement (the "Agreement") with Imperial Bank and Comerica Bank-California (together, the "Lenders") and were jointly and severally liable for all amounts advanced to either borrower thereunder. Upon the completion of the initial public offering, each Lender released the Company from all of its obligations under the Agreement. Effective March 15, 1997, the Company entered into a $5.0 million line of credit agreement with Imperial Bank which provides for borrowings generally at the lesser of the bank's prime rate (8.5% at March 31, 1997) or the bank's LIBOR rate plus 2.25%. The Company had no borrowings against the bank line of credit at March 31, 1997. The Company's borrowings under the line of credit are secured by substantially all of the Company's assets.

     The Company entered into a new lease for facilities in Irvine, California during the first calendar quarter of 1997. The Company began to relocate to the new facility at the end of the calendar quarter and completed the move in the second calendar quarter of 1997. The Company anticipates it will incur expenditures of approximately $500,000 for relocation, leasehold improvements and capital equipment for the new facility.

     As a result of the initial public offering and the profitable operations for fiscal 1997, the Company had a net capital surplus of $8.9 million at March 31, 1997 versus a net capital deficiency of $10.1 million at March 31, 1996 and working capital of $15.9 million at March 31, 1997 as compared to a working capital deficiency of $11.3 million at March 31, 1996.

     While the Company has historically relied on Odetics to finance its operations and expansion, the Company believes that cash flow generated from operations, together with the net proceeds of the initial public offering and funds available under the Company's line of credit will be adequate to enable the Company to meet its obligations on a timely basis for at least the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement, is incorporated herein by reference.

     (b) Identification of Executive Officers. The information under the headings "Executive Officers," appearing in the Proxy Statement, is incorporated herein by reference.

     (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information under the headings "Executive Compensation" appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the headings "Certain Beneficial Owners" and "Principal Stockholders" and "Common Stock Ownership of Management," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the heading "Certain Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Report:

          1. Financial Statements. The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                                        PAGE
                                                                                        ----
Index to Consolidated and Combined Financial Statements...............................  F-1
Report of Ernst & Young LLP, Independent Auditors.....................................  F-2
Consolidated Balance Sheets as of March 31, 1996 and 1997.............................  F-3
Consolidated and Combined Statements of Operations for the years ended March 31, 1995,
  1996 and 1997.......................................................................  F-4
Consolidated and Combined Statements of Stockholders' Equity for the years ended March
  31, 1995, 1996 and 1997.............................................................  F-5
Consolidated and Combined Statements of Cash Flows for the years ended March 31, 1995,
  1996 and 1997.......................................................................  F-6
Notes to Consolidated and Combined Financial Statements...............................  F-7

          2. Financial Statement Schedules. The following financial statement schedule of the Company is included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                                                        PAGE
                                                                                        ----
Schedule II -- Consolidated Valuation and Qualifying Accounts.........................  S-1

     3. EXHIBITS.

 3.1       Certificate of Incorporation of the Company as filed with the Delaware
           Secretary of State on December 19, 1996*
 3.2       Certificate of Merger of the Company as filed with the Delaware Secretary of State on December 19, 1996*
 3.3       Bylaws of the Company*
 4.1       Specimen certificate representing shares of Class A Common Stock of the
           Company.*
 4.2       1996 Stock Incentive Plan.*
 4.3       Form of Notice of Grant of Stock Option and related Stock Option Agreement under 1996 Stock Incentive Plan.*
10.1       Form of Indemnification Agreement.*
10.2       Real Property lease, dated October 9, 1996, by and between Thomas M.
           Zapara and Violet J. Zapara, Trustees of the Zapara Family Trust U/D/T
           dated December 7, 1995 and Company, a wholly-owned subsidiary of Odetics,
           Inc.*
10.3       Separation and Distribution Agreement between the Company and Odetics dated March 1, 1997.
10.4       Tax Allocation Agreement between the Company and Odetics dated March 1,
           1997.
10.5       Services Agreement between the Company and Odetics dated March 21, 1997.
10.6       Form of Value Added Reseller Agreement.*
10.7       Form of International Value Added Reseller Agreement.*
10.8+      Technical Support Agreement dated May 6, 1996, between Technology Service
           Solutions and Odetics, Incorporated, as amended May 7, 1996.*
10.9       Tape Library OEM Purchase Agreement dated August 28, 1996, between Quantum
           Corporation and Company.*
10.10+     Veritas Software License Agreement, dated November 8, 1996, between
           Veritas Software Corporation and the Company.*
10.11+     Agreement dated December 18, 1995, between Hewlett-Packard GmbH Local
           Products Organization and Company.*
10.12+     Basic Order Agreement dated April 15, 1993, between Digital Equipment
           Corporation and Odetics, Inc. and Company, as amended January 11, 1994,
           March 25, 1994, October 19, 1994, October 27, 1994 and January 12, 1995.*
10.13      Basic Ordering Agreement dated September 14, 1995 between EMC Corporation and the Company*
10.14      Promissory Note between the Company and Odetics dated April 1, 1997.
10.15      Form of Odetics Associate Agreement.*
10.16      Note, Security Agreement and Letter Agreement between the Company and
           Imperial Bank dated March 15, 1997.
10.17      Intentionally Omitted.
10.18      Development and License Agreement dated January 14, 1997 between the
           Company and Sun Microsystems, Inc.*
11.1       Statement Regarding Computation of Earnings Per Share.
21         List of Subsidiaries.
27         Financial Data Schedule.

---------------

+ The Company has received confidential treatment for portions of this document previously filed with the Commission.

* Included as a similarly numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-18537), as amended, as filed with the Securities and Exchange Commission, and incorporated herein by reference.

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on June 27, 1997.

                                          ATL PRODUCTS, INC.

                                          By:       /s/ KEVIN C. DALY
                                            ------------------------------------
                                                    Kevin C. Daly, Ph.D.
                                                  Chief Executive Officer,
                                            President and Chairman of the Board

                               POWER OF ATTORNEY

     We, the undersigned officers and directors of ATL Products, Inc., do hereby constitute and appoint Kevin C. Daly, Ph.D. and Gregory A. Miner, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                                  TITLE                      DATE
---------------------------------------------   --------------------------------   --------------

              /s/ KEVIN C. DALY                     Chief Executive Officer,        June 27, 1997
---------------------------------------------    President and Chairman of the
            Kevin C. Daly, Ph.D.                   Board (principal executive
                                                            officer)

              /s/ JOEL SLUTZKY                              Director                June 27, 1997
---------------------------------------------
                Joel Slutzky

           /s/ CRANDALL GUDMUNDSON                          Director                June 27, 1997
---------------------------------------------
             Crandal Gudmundson

            /s/ GREGORY A. MINER                    Chief Financial Officer         June 27, 1997
---------------------------------------------    (principal accounting officer)
              Gregory A. Miner

                               ATL PRODUCTS, INC.

            INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Consolidated and Combined Financial Statements of ATL Product, Inc.
  Report of Ernst & Young LLP, Independent Auditors...................................  F-2
  Consolidated Balance Sheets as of March 31, 1996 and 1997...........................  F-3
  Consolidated and Combined Statements of Operations for the years ended March 31,
     1995, 1996 and 1997..............................................................  F-4
  Consolidated and Combined Statements of Stockholders' Equity for the years ended
     March 31, 1995, 1996 and 1997....................................................  F-5
  Consolidated and Combined Statements of Cash Flows for the years ended March 31,
     1995, 1996 and 1997..............................................................  F-6
  Notes to Consolidated and Combined Financial Statements.............................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors
ATL Products, Inc.

     We have audited the consolidated balance sheets of ATL Products, Inc. (the Company), a subsidiary of Odetics, Inc. (Parent), as of March 31, 1996 and 1997, and the related consolidated and combined statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 2, the Company has material transactions with its Parent and affiliates.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATL Products, Inc. at March 31, 1996 and 1997, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Orange County, California
April 23, 1997

                               ATL PRODUCTS, INC.
                        (A SUBSIDIARY OF ODETICS, INC.)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                MARCH 31
                                                                          --------------------
                                                                            1996        1997
                                                                          --------     -------
                                                                             (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.............................................  $      1     $ 9,494
  Trade accounts receivable, net of allowance for doubtful accounts of
     $662 in March 1996 and $319 in March 1997..........................    10,159      12,730
  Inventories:
     Finished goods.....................................................     1,886       2,937
     Work in process....................................................       487       1,019
     Materials and supplies.............................................     2,944       8,671
  Prepaid expenses and other............................................        71         355
                                                                          --------     -------
Total current assets....................................................    15,548      35,206
Leasehold improvements and equipment:
  Leasehold improvements................................................        --         596
  Equipment.............................................................     2,541       3,967
  Allowances for depreciation...........................................    (1,341)     (1,844)
                                                                          --------     -------
                                                                             1,200       2,719
                                                                          --------     -------
Total assets............................................................  $ 16,748     $37,925
                                                                          ========     =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Trade accounts payable................................................  $  4,301     $ 9,676
  Accrued payroll and related...........................................       945       1,545
  Income taxes payable..................................................        --       2,018
  Deferred service income...............................................        --       1,116
  Other accrued expenses................................................       552       1,199
  Payable to Parent (Note 2)............................................    21,063         509
  Current portion of note payable to Parent (Note 2)....................        --       3,249
                                                                          --------     -------
Total current liabilities...............................................    26,861      19,312
Long-term note payable to Parent (Note 2)...............................        --       9,748
Commitments and contingencies (Note 7)
Stockholders' equity (deficiency) (Note 6)
  Preferred stock, $.0001 par value:
     Authorized shares - $5,000,000
     Issued and outstanding shares - none...............................        --          --
  Common stock, $.0001 par value:
     Authorized shares - 45,000,000 Class A; 5,000,000 Class B
     Issued and outstanding shares - 8,005,000 Class A at March 31, 1996
      and 9,655,000 Class A at March 31, 1997; no Class B...............         1           1
     Additional paid in capital.........................................     1,009      16,927
  Accumulated deficit...................................................   (11,123)     (8,065)
  Cumulative translation adjustment.....................................        --           2
                                                                          --------     -------
Stockholders' equity (deficiency).......................................   (10,113)      8,865
                                                                          --------     -------
Total liabilities and stockholders' equity (deficiency).................  $ 16,748     $37,925
                                                                          ========     =======

                            See accompanying notes.

                               ATL PRODUCTS, INC.
                        (A SUBSIDIARY OF ODETICS, INC.)

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED MARCH 31
                                                                -------------------------------
                                                                 1995        1996        1997
                                                                -------     -------     -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                         INFORMATION)
Net sales:
  Products....................................................  $15,898     $24,795     $53,717
  Service and spare parts.....................................    6,743       4,615       6,311
                                                                -------     -------     -------
Total net sales...............................................   22,641      29,410      60,028

Cost of sales:
  Products....................................................   12,275      15,682      32,591
  Service and spare parts.....................................    4,648       3,181       3,051
                                                                -------     -------     -------
Total cost of sales...........................................   16,923      18,863      35,642
                                                                -------     -------     -------
Gross profit..................................................    5,718      10,547      24,386

Expenses:
  Research and development....................................    3,248       1,731       5,686
  Sales and marketing.........................................    1,838       3,718       7,070
  General and administrative..................................    1,299       1,414       1,841
  Charges allocated by Parent (Note 2)........................    1,563       1,534       1,551
  Nonrecurring charge (Note 3)................................    4,042       1,392          --
                                                                -------     -------     -------
Income (loss) from operations.................................   (6,272)        758       8,238
Interest charge allocated by Parent...........................    1,243       1,861       1,707
                                                                -------     -------     -------
Income (loss) before income taxes.............................   (7,515)     (1,103)      6,531
Income taxes (Note 4).........................................       --          86       2,600
                                                                -------     -------     -------
Net income (loss).............................................  $(7,515)    $(1,189)    $ 3,931
                                                                =======     =======     =======
Net income (loss) per share (Note 1)..........................  $  (.89)    $  (.14)    $   .46
                                                                =======     =======     =======
Shares used in computation of net income (loss) per share.....    8,484       8,484       8,597
                                                                =======     =======     =======

                            See accompanying notes.

                               ATL PRODUCTS, INC.
                        (A SUBSIDIARY OF ODETICS, INC.)

          CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  COMMON STOCK
                                          ----------------------------
                                                            ADDITIONAL   ACCUMU-    CUMULATIVE
                                                             PAID IN      LATED     TRANSLATION
                                          SHARES   AMOUNT    CAPITAL     DEFICIT    ADJUSTMENT    TOTAL
                                          ------   ------   ----------   --------   ----------   --------
                                                                  (IN THOUSANDS)
Balance at March 31, 1994...............  8,005     $  1     $  1,009    $ (2,558)     $ --      $ (1,548)
  Allocation to Parent..................     --       --           --         225        --           225
  Net loss..............................     --       --           --      (7,515)       --        (7,515)
                                          -----     ----     --------    --------      ----      --------
Balance at March 31, 1995...............  8,005        1        1,009      (9,848)       --        (8,838)
  Allocation to Parent..................     --       --           --         (86)       --           (86)
  Net loss..............................     --       --           --      (1,189)       --        (1,189)
                                          -----     ----     --------    --------      ----      --------
Balance at March 31, 1996...............  8,005        1        1,009     (11,123)       --       (10,113)
  Proceeds from initial public
     offering...........................  1,650       --       15,918                              15,918
  Allocation to Parent..................                                     (873)                   (873)
  Foreign currency translation
     adjustment.........................                                                  2             2
  Net income............................                                    3,931                   3,931
                                          -----     ----     --------    --------      ----      --------
Balance at March 31, 1997...............  9,655     $  1     $ 16,927    $ (8,065)     $  2      $  8,865
                                          =====     ====     ========    ========      ====      ========

                            See accompanying notes.

                               ATL PRODUCTS, INC.
                        (A SUBSIDIARY OF ODETICS, INC.)

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED MARCH 31
                                                                -------------------------------
                                                                 1995        1996        1997
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss).............................................  $(7,515)    $(1,189)    $ 3,931
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization............................      458         450         503
     Provision for losses on accounts receivable..............      648          39         343
     Write-down of inventories................................    2,015          --          --
     Foreign currency translation adjustment..................       --          --           2
     Changes in operating assets and liabilities (Note 9).....   (1,494)     (1,948)       (243)
                                                                -------     -------     -------
Net cash provided by (used in) operating activities...........   (5,888)     (2,648)      4,536
INVESTING ACTIVITIES
Purchases of property, plant and equipment....................     (283)       (498)     (2,022)
                                                                -------     -------     -------
Net cash used in investing activities.........................     (283)       (498)     (2,022)
FINANCING ACTIVITIES
Net cash (paid to) received from Parent.......................    6,171       3,146      (8,939)
Proceeds from initial public offering.........................       --          --      15,918
                                                                -------     -------     -------
Net cash provided by financing activities.....................    6,171       3,146       6,979
                                                                -------     -------     -------
Net change in cash and cash equivalents.......................       --          --       9,493
Cash and cash equivalents at beginning of period..............        1           1           1
                                                                -------     -------     -------
Cash and cash equivalents at end of period....................  $     1     $     1     $ 9,494
                                                                =======     =======     =======

                            See accompanying notes.

                               ATL PRODUCTS, INC.
                        (A SUBSIDIARY OF ODETICS, INC.)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     ATL Products, Inc. (the Company), a subsidiary of Odetics, Inc. (Parent), designs, manufactures, markets and services automated magnetic libraries used to manage, store and transfer data in networked computing environments. The Company's customers are original equipment manufacturers, value added resellers and storage system integrators located primarily in North America and Europe. The Company has formed a wholly-owned subsidiary, ATL Products Limited (APL), which effective July 1, 1996 distributes the Company's products in Europe.

  Basis of Presentation

     The accompanying financial statements include the accounts of the Company and its subsidiary. Effective December 31, 1996, the Parent transferred to the Company the portion of its business that provided worldwide service and support for the Company's products. The transfer was made at book value and resulted in the Company obtaining net assets with a carrying value of $2.3 million related to the service and support operations and a corresponding increase in the amount due to Parent. The financial information for the service and support operations has been included in the Company's financial statements for all periods because the transfer was treated in a manner similar to a pooling of interests for financial reporting purposes. Additionally, for periods prior to the establishment of APL, the Company utilized a subsidiary of the Parent for administrative services related to the distribution of its products in Europe. The accompanying financial statements combine the revenues, costs and expenses incurred by this entity that relate to the Company's products in all applicable periods in order to present these activities in a manner similar to a pooling of interests. The net income or loss from these operations for periods prior to December 31, 1996 has been retained by the Parent and are reflected as "Allocation to Parent" in the accompanying consolidated and combined statements of stockholders' equity. Intercompany balances and transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, inventory reserves and income tax valuation allowances.

  Revenue Recognition

     Sales and related cost of sales are recognized on the date of shipment or, if required, upon acceptance by the customer.

  Fair Values of Financial Instruments

     Fair values of amounts payable to Parent approximates its carrying value because interest charges thereon are based on the prevailing market rates of interest charged to the Parent under related borrowings.

  Inventory Valuation

     Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

  Leasehold Improvements and Equipment

     Leasehold improvements and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the life of the lease. Equipment is depreciated principally by the declining balance method over its estimated useful lives (four to eight years).

                               ATL PRODUCTS, INC.
                        (A SUBSIDIARY OF ODETICS, INC.)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997

  Stock Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     To calculate the pro forma information required by Statement 123, the Company uses the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Earnings Per Share

     Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year. In accordance with the accounting rules of the Securities and Exchange Commission, stock options issued by the Company in the twelve month period prior to the Company's initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented, computed using the treasury stock method and the assumed initial offering price.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (Statement No. 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the years ended March 31, 1996 and March 31, 1997 of $.01 and $.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

  Research and Development Expenditures

     Research and development expenditures are charged to expense in the period incurred.

  Advertising Expenses

     The Company expenses advertising costs as incurred. Advertising expenses totaled $106,000, $121,000 and $434,000 in the years ended March 31, 1995, 1996 and 1997, respectively.

  Income Taxes

     The Company is included in the consolidated federal income tax return with its Parent. The Company and the Parent have entered into a Tax Sharing Arrangement whereby U.S. and state income taxes are computed in accordance with consolidated return Section 1552(a)(1) of the Internal Revenue Code. Under this allocation, the consolidated tax liability for a given tax year is allocated only to companies in the group

                               ATL PRODUCTS, INC.
                        (A SUBSIDIARY OF ODETICS, INC.)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997

that have separate taxable income for that year. The tax liability is allocated pro rata based on each Company's relative separate taxable income. Companies with losses are not allocated any of the tax liability and are not given any benefit for their losses. Effective upon the closing of the Company's initial public offering, the Company entered into a new Tax Allocation Agreement which was effective retroactively to April 1, 1996, whereby the consolidated federal and state income tax liabilities for a given tax year will be allocated to the companies in the Parent's group according to their relative separate taxable income for such year.

     Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities based on enacted tax laws and rates applicable to the period in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes consists of the taxes payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

  Warranty

     The Company provides a one year warranty on all products and records a related provision for estimated warranty costs at the date of sale. The Company has reserved $100,000, $183,000 and $192,000 representing the Company's estimated warranty liability at March 31, 1995, 1996 and 1997, respectively.

2. TRANSACTIONS WITH PARENT AND AFFILIATES

     The Company and its Parent have entered into an agreement whereby the Company is charged for certain corporate general and administrative functions performed by the Parent. These charges are included in the caption "Charges allocated by Parent" in the accompanying consolidated statements of operations and consist of certain accounting, auditing, income tax, payroll and treasury functions; administration of employee incentive programs; marketing support; facilities management; certain legal services; and other support services. Charges are allocated to the Company based on actual amounts incurred on behalf of the Company or agreed upon amounts or percentages that management of the Company believes are reasonable.

     Prior to March 1997, the Parent also managed consolidated domestic cash flows. Pursuant to that cash management program the Company transferred any accumulated cash surplus to the Parent's accounts and the Parent funded cash disbursements, as needed, to maintain minimum account balances. The Company and its Parent also had an agreement whereby the Parent charged the Company interest based on the Company's net payable to the Parent balance calculated using the Parent's cost of related borrowed funds (8.5% at March 31, 1997).

     The net payable to Parent represents the net of the following transactions: cash advances to and from the Parent in connection with cash management policy; proceeds from sales to affiliates; payments for purchases from affiliates; and corporate charges for general corporate overhead and interest.

     On April 1, 1997, the Company converted its net payable to Parent to a promissory note that bears interest at the rate to be equal to the Parents' cost of borrowing from the lesser of either of Parents' primary banks or principal bank (8.5% at March 31, 1997). Principal and interest on this note is payable in sixteen equal quarterly installments at the end of each calendar quarter commencing June 30, 1997 and continuing until all principal and interest have been fully paid.

     Maturities on note payable to Parent are $3,249,000 in 1998, $3,249,000 in 1999, $3,249,000 in 2000 and $3,250,000 in 2001.

                               ATL PRODUCTS, INC.
                        (A SUBSIDIARY OF ODETICS, INC.)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997

     During fiscal 1995 the Company purchased $1,196,000 of components for certain discontinued products from the Odetics Broadcast Division of its Parent.

3. NONRECURRING CHARGES

     In December 1994, the Company recorded nonrecurring charges of $4,042,000 related to downsizing and restructuring in response to a deterioration in the Company's contractual relationship with E-Systems, Inc., which was then a major customer. The fiscal 1995 charges consisted of a $3,694,000 write-down of inventories and accounts receivable to net realizable value, $283,000 of severance costs and other charges and $65,000 of legal fees. In fiscal 1996 the Company incurred an additional $1,392,000 of legal fees associated with the E-Systems dispute (Note 7).

4. INCOME TAXES

     As a result of its tax sharing agreement with the Parent (Note 1), the Company has received no tax benefit from its losses and through March 31, 1996 has not paid or accrued federal or state income taxes. The Company's taxable losses through March 31, 1996 have been used by the Parent to offset its taxable income for such periods and as a result are not available to provide any tax benefit in future periods.

     The provision for income taxes for the year ended March 31, 1996 is comprised of apportioned foreign income taxes for income earned by a subsidiary of the Parent from administrative services provided on sales of the Company's products in Europe. The revenues, costs and expenses incurred by this entity that relate to the Company's products have been combined in the accompanying financial statements as described in Note 1.

     The Company's effective tax rate of 40% for the year ended March 31, 1997 consists of federal taxes of 34% and state taxes, net of federal benefit, of 6%. If the Company had filed separate income tax returns in prior years, its taxable loss carryforwards would have been available to offset anticipated income and, therefore, no provision for federal income taxes would have been necessary.

     The components of the Company's deferred tax liabilities and assets are as follows:

                                                                        MARCH 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Deferred tax liabilities:
          Tax over book depreciation.............................  $   (24)    $   (23)
          Other..................................................       --         (27)
                                                                   -------     -------
        Total deferred tax liabilities...........................      (24)        (50)
        Deferred tax assets:
          Inventory reserves.....................................    1,899       1,445
          Deferred compensation and other payroll................      215         232
          Warranty reserves......................................       73          76
          Bad debt reserve.......................................      266         127
          State taxes............................................       --         154
          Other..................................................       19          --
                                                                   -------     -------
        Total deferred tax assets................................    2,472       2,034
        Valuation allowance for deferred tax assets..............   (2,448)     (1,984)
                                                                   -------     -------
        Net deferred tax assets..................................       24          50
                                                                   -------     -------
        Net deferred tax assets (liabilities)....................  $    --     $    --
                                                                   =======     =======

                               ATL PRODUCTS, INC.
                        (A SUBSIDIARY OF ODETICS, INC.)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997

     Any future benefits recognized from the reduction of the valuation allowance will result in a reduction of income tax expense.

5. EMPLOYEE INCENTIVE PROGRAMS

     Under the terms of a the Parent's Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. No contributions were made in the years ended March 31, 1995, 1996 or 1997.

     The Company's employees participate in the Parent's 401(k) Plan. Under the 401(k) Plan, eligible employees voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, employees have ten investment choices, one of which is the purchase of Odetics, Class A common stock at market price. Company matching contributions were approximately $109,000, $115,000 and $123,000 in the years ended March 31, 1995, 1996 and 1997, respectively.

     The Company's employees with more than six months of eligible service participate in the Parent's noncontributory Associate Stock Ownership Plan
(ASOP). The ASOP provides that Company contributions, which are determined annually by the Board of Directors, may be in the form of cash or shares of the Parent's stock. The Company contributions to the ASOP were approximately $0, $98,000 and $144,000 in the years ended March 31, 1995, 1996 and 1997, respectively.

     Certain executives of the Company participate in the Parent's Executive Deferral Plan under which a portion of their annual compensation may be deferred. The plan guarantees each executive a minimum annual return of 10% for deferred amounts up to $20,000 annually through 1994. Effective April 1, 1994, all subsequent deferred amounts and previous annual amounts in excess of $20,000 have no guaranteed rate of return. Compensation charged to operations and deferred under the plan totaled $20,000, $20,000 and $25,000 for the years ended March 31, 1995, 1996 and 1997, respectively.

6. COMMON STOCK AND STOCK OPTION PLANS

     On December 19, 1996, the Company was reincorporated as a Delaware corporation and effected a recapitalization in which two classes of common stock were authorized, consisting of 45,000,000 shares of Class A common stock and 5,000,000 shares of Class B common stock, and each share of the Company's no par common stock was recapitalized into 8,005 shares of Class A common stock, par value $.0001 per share. All share and per share information included in the accompanying financial statements has been restated to reflect the reincorporation and the stock split. Class A and Class B common stock are identical in all respects except for voting rights. The Class A common stock has one vote per share while Class B common stock has .05 of one vote per share. The Class B common stock is not convertible into Class A common stock. Management of the Company has no present intention to convert the Class B common stock into Class A common stock or to list the Class B common stock for trading on any exchange.

     On March 13, 1997, the Company completed an initial public offering consisting of 1,650,000 shares of the Company's common stock, at an offering price of $11 per share (Offering). From the net proceeds of the Offering of approximately $15,918,000, $6,752,000 was used to repay a portion of Company's indebtedness to its Parent. Following the Offering, the Parent's ownership interest in the Company totals 82.9%. The Parent has also announced its intention, subject to satisfaction of certain conditions, to divest its ownership interest in the Company by December 31, 1997 by means of a tax-free distribution to its stockholders.

     The Company's Board of Directors and its Parent have adopted and approved the ATL Products, Inc. 1996 Stock Incentive Plan (the Plan), authorized 2,000,000 shares of the Company's Class B common stock

                               ATL PRODUCTS, INC.
                        (A SUBSIDIARY OF ODETICS, INC.)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997

for issuance under the Plan, and granted thereunder options to purchase 879,000 shares of Class B common stock at an exercise price of $5.00 per share, the fair value of the underlying Class B common stock as of the date of grant as determined by the Board of Directors. The options were granted on December 19, 1996, vest over a three year period, and none are exercisable as of March 31, 1997. Under terms of the Plan, eligible key employees, directors and consultants can receive options to purchase shares of the Company's common stock at prices not less than 100% for incentive stock options and not less than 85% for nonqualified stock options of the fair value on the date of grant as determined by the Board of Directors. Options expire ten years after date of grant or 90 days after termination of employment.

     In calculating pro forma information regarding net income and earnings per share, as required by Statement 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's Class B common stock: risk-free interest rate of 6.5%; a dividend yield of 0%; volatility of the expected market price of the Company's common stock of .40; and a weighted-average expected life of the option of 4 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended March 31, 1997 follows:

        Pro forma net income.............................................  $3,831,000
        Pro forma net income per share...................................  $      .45

     The Company also participates in its Parent's Associate Stock Option Plan which provides that options for shares of the Parent's unissued Class A common stock may be granted to employees of the Company. Options granted enable the option holder to purchase shares of Odetics Class A common stock at prices which are equal to or greater than the fair market value of the shares at the date of grant. Options for shares have been granted at prices ranging from $4.25 to $9.90 per share of Odetics Class A common stock representing in each case the fair market value at the date of grant. Options expire ten years after date of grant or 90 days after termination of employment and vest ratably at 33% or 25% on each of the first three or four anniversaries of the grant date, respectively, depending on the date of grant.

7. COMMITMENTS AND CONTINGENCIES

     In November 1994 and February 1995, the Company and E-Systems, Inc. (E-Systems), respectively filed legal actions related to E-Systems' cancellation of purchase orders for ATL Product's DataLibrary and DataTower products. In May 1996, the parties entered into a settlement agreement under which, among other things, E-Systems agreed to pay the Parent $6,160,000, all claims asserted by the parties were released and the litigation dismissed. In addition, the parties agreed to an equitable disposition of disputed inventory and entered into a five year service agreement for Odetics to service units that had been sold to E-Systems at agreed upon prices. The Parent allocated $3,964,000 of the settlement proceeds to the Company and retained the balance of the settlement to provide for the estimated cost of service obligations under the settlement agreement. As a result, the Company recovered the net carrying value of its accounts receivable and inventories related to the E-Systems litigation and recognized no gain or loss on the settlement.

     On March 15, 1997, the Company entered into a secured revolving credit agreement with a bank collateralized by substantially all of the Company's assets. Under the term of the agreement the Company is required to comply with certain financial covenants, including certain debt to net worth ratios, current ratios and minimum net worth requirements. The Company may borrow up to $5,000,000 with interest at the lessor of the bank's prime rate (8.5% as of March 31, 1997) or the bank's LIBOR rate plus 2.25%. No borrowings were outstanding under this agreement at March 31, 1997. The agreement expires on July 31, 1998.

                               ATL PRODUCTS, INC.
                        (A SUBSIDIARY OF ODETICS, INC.)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997

     The Company has leased and began to relocate to a new facility in Irvine, California during the first calendar quarter of 1997. The annual commitment under this noncancelable operating lease at March 31, 1997 is as follows (in thousands):

                                   FISCAL YEAR
        ------------------------------------------------------------------
        1998..............................................................    $  800
        1999..............................................................       844
        2000..............................................................       889
        2001..............................................................       933
        2002..............................................................       977
        Thereafter........................................................     1,723

8. SIGNIFICANT CUSTOMER AND SEGMENT INFORMATION

     The Company operates in a single industry segment (Note 1). Sales to major customers in the years ended March 31, 1995 and 1996 are as follows:

                                                                 YEAR ENDED MARCH 31,
                                                                -----------------------
                               CUSTOMER                           1995          1996
        ------------------------------------------------------  ---------     ---------
        A.....................................................  4,996,000     5,306,000
        B.....................................................  8,747,000            --

     No customer represented more than 10% of the Company's sales in 1997.

     The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations and within amounts provided through the allowance for doubtful accounts.

     Information regarding the Company's activities by geographical region as of March 31, 1997 are as follows (in thousands):

                                                                     NORTH
                                                                    AMERICA      EUROPE
                                                                    --------     -------
        Sales.....................................................  $ 50,572     $ 9,456
        Net income................................................     3,716         215
        Identifiable assets.......................................    34,951       2,974

     Prior to July 1, 1996 the Company had no foreign operations. All products sold by the Company's subsidiary in Europe are acquired from ATL at agreed upon transfer prices.

     Export sales to all foreign customers are as follows:

                                                               YEAR ENDED MARCH 31,
                                                           -----------------------------
                                                           1995       1996        1997
                                                           -----     -------     -------
        Europe...........................................  $ 453     $ 4,644     $ 6,683
        Canada and Australia.............................    811       1,389       3,103

     An integral component of the Company's products is a data library tape drive that is available from a single supplier. Demand for the supplier tape drives is high and it is possible that in the near term the supply of tape drives could be disrupted. Any disruption of the supply of tape drives would cause delays in production that may be detrimental to the Company's financial performance.

                               ATL PRODUCTS, INC.
                        (A SUBSIDIARY OF ODETICS, INC.)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997

9. SUPPLEMENTAL CASH FLOW INFORMATION

                                                             YEAR ENDED MARCH 31,
                                                        -------------------------------
                                                         1995        1996        1997
                                                        -------     -------     -------
                                                                (IN THOUSANDS)
        Net cash used in changes in operating assets
          and liabilities
          (Increase) decrease in accounts
             receivable...............................  $   217     $(5,786)    $(2,914)
          (Increase) decrease in inventories..........   (1,102)        262      (7,310)
          (Increase) decrease in prepaid expenses and
             other assets.............................      (11)         38        (284)
          Increase (decrease) in accounts payable and
             accrued expenses.........................     (598)      3,538      10,265
                                                        -------     -------     -------
        Net cash used in changes in operating assets
          and liabilities:............................  $(1,494)    $(1,948)    $  (243)
                                                        =======     =======     =======

                                                                     SCHEDULE II

                               ATL PRODUCTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE AT   CHARGES TO   CHARGES TO                BALANCE AT
                                               BEGINNING    COSTS AND      OTHER                     END OF
                                                OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
                                               ----------   ----------   ----------   ----------   ----------
YEAR ENDED MARCH 31, 1995
Deducted from assets accounts:
  Allowance for doubtful accounts............    $   75       $  648       $   --       $   96       $  627
  Reserve for inventory obsolescence.........        63        4,080           --          161        3,982
                                                 ------       ------       ------       ------       ------
     Total...................................    $  138       $4,728       $   --       $  257       $4,609
                                                 ======       ======       ======       ======       ======
YEAR ENDED MARCH 31, 1996
Deducted from assets accounts:
  Allowance for doubtful accounts............    $  627       $   38       $   --       $    3       $  662
  Reserve for inventory obsolescence.........     3,982          750           --           --        4,732
                                                 ------       ------       ------       ------       ------
     Total...................................    $4,609       $  788       $   --       $    3       $5,394
                                                 ======       ======       ======       ======       ======
YEAR ENDED MARCH 31, 1997
Deducted from assets accounts:
  Allowance for doubtful accounts............    $  662       $  253       $   --       $  596(1)    $  319
  Reserve for inventory obsolescence.........     4,732        1,450           --        2,546(1)     3,636
                                                 ------       ------       ------       ------       ------
     Total...................................    $5,394       $1,703       $   --       $3,142       $3,955
                                                 ======       ======       ======       ======       ======

---------------

(1) Consists of additional write-offs in connection with the settlement of litigation with E-Systems, Inc. See Note 7 of Notes to Consolidated and Combined Financial Statements.

                                 EXHIBIT INDEX

  EXHIBIT NO.                                DESCRIPTION                               PAGE NO.
  ------------ ----------------------------------------------------------------------- --------
     3.1       Certificate of Incorporation of the Company as filed with the Delaware
               Secretary of State on December 19, 1996*
     3.2       Certificate of Merger of the Company as filed with the Delaware
               Secretary of State on December 19, 1996*
     3.3       Bylaws of the Company*
     4.1       Specimen certificate representing shares of Class A Common Stock of the
               Company.*
     4.2       1996 Stock Incentive Plan.*
     4.3       Form of Notice of Grant of Stock Option and related Stock Option
               Agreement under 1996 Stock Incentive Plan.*
    10.1       Form of Indemnification Agreement.*
    10.2       Real Property lease, dated October 9, 1996, by and between Thomas M.
               Zapara and Violet J. Zapara, Trustees of the Zapara Family Trust U/D/T
               dated December 7, 1995 and Company, a wholly-owned subsidiary of
               Odetics, Inc.*
    10.3       Separation and Distribution Agreement between the Company and Odetics dated March 1, 1997.
    10.4       Tax Allocation Agreement between the Company and Odetics dated March 1,
               1997.
    10.5       Services Agreement between the Company and Odetics dated March 21,
               1997.
    10.6       Form of Value Added Reseller Agreement.*
    10.7       Form of International Value Added Reseller Agreement.*
    10.8+      Technical Support Agreement dated May 6, 1996, between Technology
               Service Solutions and Odetics, Incorporated, as amended May 7, 1996.*
    10.9       Tape Library OEM Purchase Agreement dated August 28, 1996, between
               Quantum Corporation and Company.*
    10.10+     Veritas Software License Agreement, dated November 8, 1996, between
               Veritas Software Corporation and the Company.*
    10.11+     Agreement dated December 18, 1995, between Hewlett-Packard GmbH Local
               Products Organization and Company.*
    10.12+     Basic Order Agreement dated April 15, 1993, between Digital Equipment
               Corporation and Odetics, Inc. and Company, as amended January 11, 1994,
               March 25, 1994, October 19, 1994, October 27, 1994 and January 12,
               1995.*
    10.13      Basic Ordering Agreement dated September 14, 1995 between EMC
               Corporation and the Company*
    10.14      Promissory Note between the Company and Odetics dated April 1, 1997.
    10.15      Form of Odetics Associate Agreement.*
    10.16      Note, Security Agreement and Letter Agreement between the Company and
               Imperial Bank dated March 15, 1997.
    10.17      Intentionally Omitted.
    10.18      Development and License Agreement dated January 14, 1997 between the
               Company and Sun Microsystems, Inc.*
    11.1       Statement Regarding Computation of Earnings Per Share.
    21         List of Subsidiaries.
    27         Financial Data Schedule.

---------------

+ The Company has received confidential treatment for portions of this document previously filed with the Commission.

* Included as a similarly numbered exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-18537), as amended, as filed with the Securities and Exchange Commission, and incorporated herein by reference.