Form 10-Q
period 1997-06-30
ATL PRODUCTS INC
filed 1997-08-14
CIK 1027781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 1997
                                         -------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------   -----------------

         Commission file number     000-22037
                                 ---------------

                               ATL PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                             95-3824281
-------------------------------                          ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


 2801 KELVIN AVENUE, IRVINE, CALIFORNIA                          92614
----------------------------------------                 ----------------------
(Address of Principal Executive Offices)                      (Zip Code)


                                 (714) 774-6900
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



--------------------------------------------------------------------------------
             (Former Name, Former Addressed and Former Fiscal Year,
                         if Changed Since Last Report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X     NO
                                 ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Number of shares of Common Stock outstanding as of August 11, 1997

                     Class A Common Stock - 9,655,000 shares

                  Class B Common Stock - No shares outstanding

                                      INDEX

                               ATL PRODUCTS, INC.

                                                                                         Page
                                                                                         ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of March 31, 1997 and June 30, 1997...........  3

           Consolidated Statements of Operations for the three months ended
           June 30, 1997 and June 30, 1996..............................................  5

           Consolidated Statements of Cash Flows for the three months ended
           June 30, 1997 and June 30, 1996..............................................  6

           Notes to Consolidated Financial Statements   ................................  7


ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................  8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ............................................. 15


Signatures   ........................................................................... 16

                               ATL PRODUCTS, INC.
                         (A Subsidiary of Odetics, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30,
                                                          March 31,     1997
                                                            1997     (unaudited)
                                                          ---------  -----------
                                                              (in thousands)
ASSETS

Current assets:
      Cash                                                $  9,494    $  2,165
      Trade accounts receivable, net of allowance for
        doubtful accounts of $319 in March 1997 and
        $379 in June 1997                                   12,730      14,437

      Inventories:
        Finished Goods                                       2,937       3,098
        Work in progress                                     1,019       1,765
        Materials and supplies                               8,671       7,937
        Prepaid expenses and other                             355         253
                                                          --------    --------
Total current assets                                        35,206      29,655

Buildings and equipment

      Leasehold improvements                                   596         784
      Equipment                                              3,967       4,329
      Allowances for depreciation                           (1,844)     (2,021)
                                                          --------    --------
                                                             2,719       3,092
                                                          ========    ========
Total assets                                              $ 37,925    $ 32,747
                                                          ========    ========

                               ATL PRODUCTS, INC.
                         (A Subsidiary of Odetics, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,
                                                       March 31,      1997
                                                         1997      (unaudited)
                                                       ---------   -----------
                                                           (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Trade accounts payable                           $  9,676     $  4,554
      Accrued payroll and related                         1,545        1,333
      Income taxes payable                                2,018        1,276
      Deferred service income                             1,116        1,149
      Other accrued expenses                              1,199        1,529
      Payable to Parent                                     509          394
      Current portion of note payable to Parent           3,249        3,249
                                                       --------     --------
Total current liabilities                                19,312       13,484

Long-term note payable to Parent                          9,748        9,219

Stockholders' equity
      Preferred Stock, $.0001 par value:
          Authorized shares - 5,000,000
          Issued and outstanding shares - none               --           --
                                                       --------     --------
      Common Stock, $.0001 par value:
          Authorized shares - 45,000,000 Class A;
            5,000,000 Class B
          Issued and outstanding shares - 9,655,000
           at March 31, 1997 and June 30, 1997;
           no Class B                                         1            1
      Additional paid in capital                         16,927       16,927
      Accumulated deficit                                (8,065)      (6,875)
      Cumulative translation adjustment                       2           (9)
                                                       --------     --------
Total stockholders' equity                                8,865       10,044
                                                       ========     ========
Total liabilities and stockholders' equity             $ 37,925     $ 32,747
                                                       ========     ========

                               ATL PRODUCTS, INC.
                         (A Subsidiary of Odetics, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)
                                   (unaudited)

                                                              THREE MONTHS ENDED
                                                                  JUNE 30,
                                                           -----------------------
                                                             1996            1997
                                                           -------         -------
NET SALES
    Products                                               $11,418         $16,677
    Service and spare parts                                  1,359           1,890
                                                           -------         -------
                 Total net sales                            12,777          18,567

Cost of sales:
    Products                                                 6,992           9,973
    Service and spare parts                                    859           1,215
                                                           -------         -------
                 Total cost of sales                         7,851          11,188
                                                           -------         -------
Gross profit                                                 4,926           7,379

Expenses:
      Research and development                                 585           1,761
      Sales and marketing                                    1,514           2,698
      General and administrative                               780             661
                                                           -------         -------
Income from operations                                       2,047           2,259
Interest charge by Parent                                      495             276
                                                           -------         -------
Income before income taxes                                   1,552           1,983
Income taxes                                                   621             793
                                                           =======         =======
Net income                                                 $   931         $ 1,190
                                                           =======         =======
Net income per share                                       $  0.11         $  0.12
                                                           =======         =======

Shares used in computation of net income per share           8,484          10,134
                                                           =======         =======

                               ATL PRODUCTS, INC.
                         (A Subsidiary of Odetics, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                          ---------------------
                                                            1996          1997
                                                          -------       -------
OPERATING ACTIVITIES

Net income                                                $   921       $ 1,190
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
         Depreciation and amortization                         86           347
         Provision for losses on accounts receivable         (568)           60
         Provision for inventory write-down                (1,330)          (30)
         Foreign currency translation adjustment                0           (11)

Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable         2,986        (1,767)
         (Increase) decrease in inventories                  (511)         (313)
         (Increase) decrease in prepaid expenses
            and other assets                                  (61)          102
         Increase (decrease) in accounts payable and
            accrued expenses                                  462        (5,713)
                                                          -------       -------
Net cash provided by (used in) operating activities         1,985        (6,135)

INVESTING ACTIVITIES

Purchases of leasehold improvements and equipment            (156)         (550)
                                                          -------       -------
Net cash used in investing activities                        (156)         (550)

FINANCING ACTIVITIES

Net cash paid to Parent                                    (1,829)         (644)
                                                          -------       -------
Net cash used in financing activities                      (1,829)         (644)

Net change in cash and cash equivalents                         0        (7,329)
Cash and cash equivalents at beginning of period                1         9,494
                                                          =======       =======
Cash and cash equivalents at end of period                $     1       $ 2,165
                                                          =======       =======

                               ATL PRODUCTS, INC.
                         (A SUBSIDIARY OF ODETICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998. For further information, refer to the consolidated and combined financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

                               ATL PRODUCTS, INC.
                         (A SUBSIDIARY OF ODETICS, INC.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report and the Consolidated And Combined Financial Statements and the related Notes thereto included in the latest Annual Report on Form 10-K of ATL Products, Inc (the "Company"). This Report contains forward-looking statements including, among others, statements concerning projected revenues, funding requirements, manufacturing efficiencies, and supply issues, that involve a number of risks and uncertainties including, without limitation, those set forth at the end of this section under quote "Risk Factors". The Company's actual results may differ materially from any future performance or forward-looking statements discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

         Net Sales. Total net sales increased 45% to $18,567,000 for the first quarter of fiscal 1998 as compared to total net sales of $12,777,000 in the first quarter of the prior fiscal year.

         Product sales increased 46% to $16,667,000 for the first quarter of fiscal 1998 as compared to $11,418,000 in the corresponding period of the prior fiscal year, reflecting continued growth of DLTTM library business in both unit and sales volume. These increases are primarily attributable to higher sales of the new 7100 series libraries that began shipping in the prior fiscal quarter, continued strong performance in 520 and 2640 series library shipments, increased availability of DLT7000 tape drives and higher OEM sales. Sales of DLT7000-based libraries accounted for approximately 34% of total net sales for the quarter ended June 1997. Sales in the OEM and VAR channels each accounted for approximately 50% of product sales for the quarter ended June 1997, in contrast to OEM sales of approximately 35% for the corresponding period of the prior fiscal year.

         Service and parts sales include revenue derived from the sale of spare parts and service contract activities to support the installed base of the Company's products. In the first quarter of fiscal 1998, service sales increased 39% to $1,890,000 as compared to $1,359,000 in the first quarter of the prior fiscal year. This increase is due primarily to expanded service contract sales as the installed base of units concluding their warranty period grows, and service contracts are sold to replace the expired warranty coverage.

         Gross Profit. Total gross profit as a percent of total net sales increased to 39.7% for the first quarter of fiscal 1998 from 38.6% for the first quarter of the prior fiscal year.

         Gross profit on product sales increased to 40.2% for the first quarter of fiscal 1998 as compared to 38.8% for the first quarter of fiscal 1997. The increase is attributable primarily to the continued improved absorption of manufacturing overhead resulting from the increased sales volume of DLT based products. The gross profit percentage increase was partially offset by higher costs of materials, primarily the DLT7000 tape drives which have a higher purchase cost than the DLT4000 and DLT2000 tape drives that were sold in the first quarter of fiscal 1997. The Company believes average selling prices on product sales will decline in the future as a result of competition and the Company's desire to increase market share. While the Company continues working with its suppliers to reduce its costs of materials and to improve manufacturing efficiencies, there can be no assurance these actions will be sufficient to offset future reductions in sales prices.

         Gross profit on service and spare parts sales decreased to 35.7% for the first quarter of fiscal 1998 as compared to 36.8% for the first quarter of fiscal 1997. This decrease in gross profit is primarily attributable to additional infrastructure costs required to support the growth in service contract revenue.

         Research and Development. Research and development expense increased 201% to $1,761,000 for the first quarter of fiscal 1998 compared to $585,000 in the corresponding period of the prior fiscal year. The increase in research and development expense reflects the Company's commitment to be a leading supplier of tape library products for the networked computer market. A key element in fulfilling that commitment is the introduction of new products into this dynamic market and requires additional resources to maintain a suitable balance of design and development activity in relation to sales revenue. As sales have grown during the past fiscal year the research and development team has increased its resources by using contract labor and hiring new personnel. The increase in research and development expense for the first quarter of fiscal 1998 as compared to the corresponding quarter of the prior fiscal year was driven primarily by development, testing and preproduction costs associated with the Company's Prism products. The Company expects expenditures for research and development generally to increase over time and to be higher during periods of new product development when significant expenditures are incurred for preproduction activities and increased testing. These expenditures may, therefore, fluctuate as a percentage of total net sales from period to period.

         Sales and Marketing. Sales and marketing expense increased to $2,698,000 (or 14.5% of total net sales) for the first quarter of fiscal 1998 compared to $1,514,000 (or 11.8% of total net sales) in the corresponding period of the prior fiscal year. The increase is due in large part to the expansion and strengthening of the Company's sales and marketing organization through infrastructure growth, higher expenses, principally promotional activities and advertising, and growth in European sales and marketing expenses.

         General and Administrative. General and administrative expense, which includes charges allocated by Parent decreased to $661,000 for the first quarter of fiscal 1998 compared to $780,000 in the corresponding period of the prior fiscal year. Charges allocated by Parent in the first quarter of fiscal 1998 were approximately $175,000 compared to $371,000 allocated in the first quarter of fiscal 1997. General and administrative expense for the first quarter of fiscal 1998 was approximately $486,000, not including charges allocated by Parent, compared to $409,000 for the first quarter of fiscal 1997. The increase primarily reflects the addition of personnel to support the Company's sales growth.

         Interest Charge by Parent. The Company's Parent, Odetics Inc. has historically advanced funds to meet the Company's capital requirements and has charged the Company interest on the resulting intercompany balance determined using Odetics' cost of related borrowed funds. On April 1,1997, after completion of the Company's initial public offering ("IPO") and payment to Odetics of $6.8 million of the net proceeds, the Company entered into a promissory note payable to Odetics in the original principal amount of $13.0 million which represented the aggregate total of the intercompany balance due to Odetics. Interest charge by Parent decreased 44% to $276,000 for the first quarter of fiscal 1998 as compared to $495,000 in the corresponding period of the prior fiscal year. The decrease represents lower interest bearing obligations for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Effective April 1, 1997, the Company has assumed responsibility for many of the charges that were processed through intercompany activity prior to the Company's IPO. All intercompany obligations incurred after April 1, 1997 are paid on a non-interest bearing open account basis.

         Income Taxes. The Company is included in the consolidated federal tax return of Odetics. The Company is a party to a Tax Allocation Agreement with Odetics, pursuant to which the Company will make a payment to Odetics, or Odetics will make a payment to the Company, as appropriate, in an amount equal the taxes attributable to the operations of the Company on the consolidated federal income tax returns and consolidated or combined state tax returns filed by Odetics. In addition, the Tax Allocation Agreement provides that members of the Odetics' consolidated group generating tax losses will be paid by other members which utilize tax losses to reduce such other members' tax liability. For the first quarter of fiscal 1998 and fiscal 1997, the Company's effective tax rate was 40%.

Liquidity and Capital Resources

         For the first quarter of fiscal 1998, the Company incurred a reduction in cash and cash equivalents of $7,329,000. Operating activities consumed $6,148,000 which included net income of $1,190,000 that was more than offset by payment of accounts payable and accrued expenses of $5,713,000, and accounts receivable increases of $1,767,000. Payment of accounts payable primarily funded inventory increases that occurred late in the last quarter of the prior fiscal year in support of the continued sales growth, and the timing of large quantity inventory receipts; mainly tape drives. Accrued expense reductions primarily consisted of income tax payments. The Company also used $550,000 to purchase equipment and make leasehold improvements in its principal operating facilities, and paid $644,000 in principal and interest on its note payable obligation due Odetics, its Parent company.

         The Company has a $5,000,000 bank line of credit which provides for borrowings generally at the lesser of the bank's prime rate (8.5% at June 30, 1997) or the bank's LIBOR rate plus 2.25%. The Company had no borrowings against the bank line of credit at June 30, 1997. The Company's borrowings under the bank line of credit are secured by substantially all of the Company's assets. The Company believes that cash flow generated from operations, in conjunction with funds available under the Company's bank line of credit, will be adequate to execute its current operating plans and meet its obligations on a timely basis. The Company does not have any material commitments for capital expenditures as of June 30, 1997.

                                  RISK FACTORS

         The Company's business is subject to a number of risks, some of which are discussed below. The following risks should be considered carefully in addition to the other information contained in this Report in evaluating the Company and its business before purchasing the shares of the Company's Class A Common Stock ("Common Stock").

Fluctuations in Quarterly Operating Results

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

Dependence on Quantum Corporation and DLT Technology

         The Company currently derives substantially all of its revenues from the sale of its DLT based products and related services, and the Company expects that revenues from its DLT based products will continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, the Company's operating results for the foreseeable future will be substantially dependent on the continued market acceptance of DLT technology and growth of the DLT library market. The distributed computing market and the related data storage market are characterized by rapid technological change, frequent new product introductions and enhancements, and evolving industry standards. The DLT market is relatively new, and there can be no assurance that another technology will not replace or adversely affect DLT technology as a widely accepted data storage medium. In addition, due to the relatively recent emergence of the DLT market, the Company expects that additional companies may introduce products incorporating DLT technology competing directly with the Company. Any decline in the rate of growth of the DLT market or failure of the market to sustain acceptance of DLT technology, or any decline in unit prices of the Company's products as a result of increased competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The Company's success also depends in large part upon its relationship with Quantum, who has the exclusive worldwide manufacturing rights for the DLT technology and is the sole supplier of DLT tape drives, and upon the Company's ability to continue to obtain adequate supplies of DLT drives from Quantum. The Company has been informed by Quantum that the growth in the demand for the DLT7000 drives will result in continued limitations in the availability of these drives. The Company does not expect that its indicated allocation of DLT7000 drives will have a material adverse effect on the Company's results of operations in the near future. The foregoing statement is intended to be a prediction and actual results may differ as a result of the risks discussed in this paragraph. There can be no assurance that Quantum will not revise its allocation to the Company or that Quantum will otherwise continue to provide an adequate supply of the DLT7000 drives. The Company has not been able to secure any guarantee of the future supply of DLT drives from Quantum. The Company's agreement with Quantum permits Quantum to terminate its arrangement with the Company for any reason upon providing 90 days written notice to the Company. The disruption or termination of the Company's supply of DLT drives from Quantum would have a material adverse effect on the Company's business, financial condition and results of operations. Quantum currently supplies drives to all of the Company's competitors, and there can be no assurance that the Company's competitors will not establish relationships with Quantum in which the competitors could achieve higher priority in the supply of DLT drives. Moreover, since Quantum has only one manufacturing facility for DLT drives located in Colorado Springs, Colorado, any disruption in Quantum's ability to continue to manufacture and supply the Company with DLT tape drives, whether as a result of a natural disaster or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition

         The data storage market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in the number, scope and breadth of the products and services offered. Management believes eight tape library manufacturers currently provide DLT based products, including the Company's principal competitors, Advanced Digital Information Corporation, Breece Hill Technologies, Hewlett-Packard, Overland Data and StorageTek. The Company competes indirectly with a large number of manufacturers offering tape storage systems using formats other than DLT, including 8mm, 4mm (DAT), half inch format (3480) and QIC. Many of these indirect competitors have larger installed bases and may be expected to continue to provide intense competition for the DLT format. These competitors include ADIC, Exabyte, Fujitsu, Hitachi, IBM, Spectra Logic and StorageTek. These competitors are expected to expand the functionality and performance of their selected storage technologies which may render such technologies even more competitive as compared to DLT. The Company also expects additional competition from large integrated computer equipment companies, many of whom have historically incorporated their own tape storage products into their mainframe systems, and are broadening their focus to include the distributed computing markets. In addition, because there are relatively low barriers to entrance into the tape library market, the Company anticipates increased competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse affect upon the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than the Company, and may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively.

Reliance on OEMs and VARs; Concentration of Sales

         The Company relies heavily upon its relationships with selected OEMs who sell and support the Company's products as part of their comprehensive data storage systems. Sales through OEMs accounted for approximately 24% and 33% of the Company's total revenues in fiscal 1996 and 1997, respectively and 52% in the first quarter of fiscal 1998. The Company is currently investing, and intends to continue to invest, significant resources to develop these OEM relationships. These expenditures could materially and adversely affect the Company's operating margins unless the Company is able to achieve commensurate growth in sales to OEMs. The Company also relies heavily on selected VARs who integrate the Company's products with storage management software to provide comprehensive storage solutions. Most of the Company's VARs carry product lines that are competitive with those of the Company, and there can be no assurance that they will give the marketing of the Company's products high priority, or that they will continue to carry the Company's products. The Company's agreements with VARs and OEMs are generally not required to be exclusive, and in many cases may be terminated by either party at any time with limited notice and without cause. A small number of customers has historically accounted for a substantial portion of the Company's net sales and the identity of the Company's significant customers has historically varied from period to period. Three customers, Sun Microsystems, EMC Corporation, and Digital Equipment Corporation, each accounted for 13% of the Company's net sales during the first quarter of fiscal 1998. The loss of important OEMs or VARs, their reduced focus on the Company's products, or the inability to obtain additional OEMs as the market evolves could materially and adversely affect the Company's business, financial condition and operating results.

Management of Expanding Operations; Separation from Odetics

         The Company is currently experiencing a period of rapid growth which has placed and is expected to continue to place a considerable strain on the Company's management and its administrative, sales and marketing, financial, information systems and operational resources. From April 1, 1995 to June 30, 1997, the size of the Company's staff increased from 66 to 227 employees including approximately 25 new employees hired as a result of the acquisition of certain sales and service divisions of Odetics. Further significant increases in the number of employees are anticipated during calendar 1997. The Company believes its success will depend, in part, on its ability to integrate these and additional new employees into the Company rapidly to respond to the anticipated growth of the Company. The Company's ability to manage growth effectively will require it to install its own operational, financial and management controls, reporting systems and procedures independent from Odetics, to establish new management information and control systems and to train, motivate and manage its employees. There can be no assurance that the Company will be able to install such operational, financial and management information and control systems in an efficient and timely manner or that the new structures, systems and controls will be adequate to support the Company's operations and prevent the occurrence of unforeseen management or financial issues. Continued growth will also require the Company to recruit additional key management personnel (including a chief financial officer), expand its engineering and product development capabilities, expand its sales and marketing capabilities, improve its customer service and support functions and to train, motivate and manage additional employees. There can be no assurance that the Company will be able to manage these changes and implement the required programs successfully, and its failure to do so could have a material adverse effect upon the Company's business, financial condition and operating results.

Possibility of Substantial Sales of Common Stock; No Assurance of Distribution

         Prior to December 31, 1997, Odetics intends to distribute all of its Common Stock of the Company to the stockholders of Odetics (the "Distribution"), pending certain contingencies, including, but not limited to receipt of a favorable tax ruling from the Internal Revenue Service. The Distribution would involve the distribution of an aggregate of approximately 8,005,000 shares of Common Stock of the Company to the stockholders of Odetics. Substantially all of such shares would be eligible for immediate resale in the public market. Sales of substantial amounts of Common Stock in the open market in anticipation of, or following, the Distribution, or the market perception that such sales might occur, whether as a result of the Distribution or otherwise, could materially and adversely affect the market price of the Company's Common Stock. No assurance can be given that the conditions to the Distribution will be satisfied or waived, or that the Distribution will occur. A failure to undertake the Distribution could adversely affect the market price of the Company's Common Stock.

Risks Associated with International Sales

         International product sales represented approximately 19% and 21% of the Company's net sales during fiscal 1996 and 1997, respectively and 22% in the first quarter of fiscal 1998. The Company maintains sales and support offices in England, Germany and Taiwan. The Company believes that international sales will continue to represent a significant portion of its revenues, and that continued growth and profitability will require further expansion of its international operations. The Company's international sales are currently denominated in U.S. dollars, and an increase in the relative value of the dollar could make the Company's products more expensive and, therefore, potentially less price competitive in international markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing and staffing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of compliance with a wide variety of foreign laws, currency fluctuations and political and economical instability. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition. Furthermore, as the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

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

Dependence upon Key Personnel; New Management Personnel

         The Company's future performance depends to a significant extent on its senior management and other key employees. In particular its Chief Executive Officer, Kevin C. Daly, Ph.D. The Company's inability to attract and retain additional key employees or the loss of one or more of its current key employees could have a material adverse effect upon the Company's business, financial condition and results of operations.

Effect of Certain Charter Provisions; Antitakeover Effects of Certificate of Incorporation; Bylaws and Delaware Law

         The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future and may make it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company, which could adversely affect the market price of the Company's Common Stock.

                               ATL PRODUCTS, INC.
                         (A SUBSIDIARY OF ODETICS, INC.)

                          PART II.  OTHER INFORMATION

                                 JUNE 30, 1997

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit 27   Financial Data Schedule


          (b) Reports on Form 8-K

              There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                               ATL PRODUCTS, INC.
                         (A SUBSIDIARY OF ODETICS, INC.)

                                   SIGNATURES

                                  JUNE 30, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ATL PRODUCTS, INC.
                                            (Registrant)


                                            By  /s/ GREGORY A. MINER
                                                ------------------------------
                                                Gregory A. Miner
                                                Chief Financial Officer


                                            By  /s/ JAMES A. PIPP
                                                ------------------------------
                                                James A. Pipp
                                                Vice President, Controller
                                                (Principal Accounting Officer)


Dated: August 12, 1997