Form 10-Q
period 1997-09-30
ATL PRODUCTS INC
filed 1997-11-14
CIK 1027781

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended     September 30, 1997
                               -------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from  ________________ to __________________

Commission file number                      000-22037
                      --------------------------------------------

                               ATL PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         DELAWARE                                                95-3824281
 -------------------------------                              ------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                  2801 KELVIN AVENUE, IRVINE, CALIFORNIA 92614
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (714) 774-6900
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


(Former Name, Former Addressed and Former Fiscal Year, if Changed Since Last Report)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES   X           NO
                         -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Number of shares of Common Stock outstanding as of November 12, 1997

                     Class A Common Stock - 9,655,000 shares

                  Class B Common Stock - No shares outstanding

                               ATL PRODUCTS, INC.
                         (A SUBSIDIARY OF ODETICS, INC.)

                                      INDEX



PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)                                                           Page
                                                                                                    -----
         Consolidated Balance Sheets as of September 30, 1997 and March 31, 1997....................   3

         Consolidated Statements of Operations for the three months and six months ended
         September 30, 1997 and 1996................................................................   5

         Consolidated Statements of Cash Flows for the six months ended
         September 30, 1997 and 1996................................................................   6

         Notes to Condensed Consolidated Financial Statements ......................................   7


ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....   8



PART II.  OTHER INFORMATION

ITEM 4.   Submission of  Matters to a Vote of Security Holders....................................... 15


ITEM 6.   Exhibits and Reports on Form 8-K .......................................................... 15


Signatures   ........................................................................................ 16


                               ATL PRODUCTS, INC.
                         (A SUBSIDIARY OF ODETICS, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,  MARCH 31,
                                                                     1997        1997
                                                                 (UNAUDITED)
                                                                 -----------   -----------
ASSETS                                                                (IN THOUSANDS)
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                       $  1,876      $  9,494
  TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
    ACCOUNTS OF $458 IN SEPTEMBER 1997 AND $319 IN MARCH 1997       19,456        12,730
  INVENTORIES:
    MATERIALS AND SUPPLIES                                           8,053         8,671
    WORK IN PROCESS                                                  2,276         1,019
    FINISHED GOODS                                                   3,428         2,937
  PREPAID EXPENSES AND OTHER                                           225           355
                                                                  --------      --------
        TOTAL CURRENT ASSETS                                        35,314        35,206

BUILDINGS AND EQUIPMENT
  LEASEHOLD IMPROVEMENTS                                             1,015           596
  EQUIPMENT                                                          5,189         3,967
  ALLOWANCES FOR DEPRECIATION                                       (2,300)       (1,844)
                                                                  --------      --------
    BUILDINGS AND EQUIPMENT, NET                                     3,904         2,719
                                                                  ========      ========
        TOTAL ASSETS                                              $ 39,218      $ 37,925
                                                                  ========      ========

                               ATL PRODUCTS, INC.
                         (A SUBSIDIARY OF ODETICS, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,   MARCH 31,
                                                             1997         1997
                                                         (UNAUDITED)
                                                          ---------      --------
                                                               (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                                   $  8,477      $  9,676
  ACCRUED PAYROLL AND RELATED                                 2,033         1,545
  INCOME TAXES PAYABLE                                        1,937         2,018
  DEFERRED SERVICE INCOME                                     1,948         1,116
  OTHER ACCRUED EXPENSES                                      1,361         1,199
  PAYABLE TO PARENT                                             169           509
  CURRENT PORTION OF NOTE PAYABLE TO PARENT                   3,249         3,249
                                                           --------      --------
    TOTAL CURRENT LIABILITIES                                19,174        19,312

LONG-TERM NOTE PAYABLE TO PARENT                              8,402         9,748

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, PAR VALUE $.0001;
    5,000,000 SHARES AUTHORIZED, NO SHARES
    ISSUED AND OUTSTANDING AT SEPTEMBER 30, 1997 AND
    MARCH 31, 1997
                                                                 --            --
  COMMON STOCK, PAR VALUE $.0001; 45,000,000 CLASS A
    SHARES AND 5,000,000 CLASS B SHARES AUTHORIZED;
    9,655,000 CLASS A SHARES ISSUED AND OUTSTANDING AT
    SEPTEMBER 30, 1997 AND MARCH 31, 1997; NO CLASS B
    SHARES ISSUED AND OUTSTANDING                                 1             1
  ADDITIONAL PAID IN CAPITAL                                 16,927        16,927
  ACCUMULATED DEFICIT                                        (5,284)       (8,065)
  CUMULATIVE TRANSLATION ADJUSTMENT                              (2)            2
                                                           --------      --------
    TOTAL STOCKHOLDERS' EQUITY                               11,642         8,865
                                                           ========      ========
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 39,218      $ 37,925
                                                           ========      ========

                               ATL PRODUCTS, INC.
                         (A SUBSIDIARY OF ODETICS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                             SEPTEMBER 30,          SEPTEMBER 30,
                                          1997        1996        1997        1996
                                         -------     -------     -------     -------
NET SALES:
  PRODUCTS                               $19,816     $12,768     $36,493     $24,186
  SERVICE AND SPARE PARTS                  3,086       1,495       4,976       2,854
                                         -------     -------     -------     -------
    TOTAL NET SALES                       22,902      14,263      41,469      27,040
COST OF SALES:
  PRODUCTS                                12,433       8,010      22,406      15,002
  SERVICE AND SPARE PARTS                  1,707         279       2,922       1,138
                                         -------     -------     -------     -------
    TOTAL COST OF SALES                   14,140       8,289      25,328      16,140
                                         -------     -------     -------     -------
GROSS PROFIT                               8,762       5,974      16,141      10,900
EXPENSES:
  RESEARCH AND DEVELOPMENT                 1,837       1,110       3,598       1,695
  SALES AND MARKETING                      3,022       1,315       5,720       2,829
  GENERAL AND ADMINISTRATIVE                 992         819       1,653       1,599
                                         -------     -------     -------     -------
INCOME FROM OPERATIONS                     2,911       2,730       5,170       4,777
INTEREST CHARGED BY PARENT                   259         434         535         929
                                         -------     -------     -------     -------
INCOME BEFORE INCOME TAXES                 2,652       2,296       4,635       3,848
INCOME TAXES                               1,061         918       1,854       1,539
                                         -------     -------     -------     -------
NET INCOME                               $ 1,591     $ 1,378     $ 2,781     $ 2,309
                                         =======     =======     =======     =======
NET INCOME PER SHARE                     $  0.16     $  0.16     $  0.29     $  0.27
                                         =======     =======     =======     =======

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING       9,687       8,484       9,655       8,484
                                         =======     =======     =======     =======


                               ATL PRODUCTS, INC.
                         (A SUBSIDIARY OF ODETICS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 1997          1996
                                                               ---------     -------
OPERATING ACTIVITIES
NET INCOME                                                      $ 2,781      $ 2,309
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES
    DEPRECIATION AND AMORTIZATION                                   817          199
    PROVISION FOR LOSSES ON ACCOUNTS RECEIVABLE                     139         (518)
    PROVISION FOR INVENTORY WRITE-DOWN                              270         (827)
    FOREIGN CURRENCY TRANSLATION ADJUSTMENT                          (4)          (2)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                   (6,865)       2,448
    (INCREASE) DECREASE IN INVENTORIES                           (1,761)      (2,259)
    (INCREASE) DECREASE IN PREPAID EXPENSES
      AND OTHER ASSETS                                              130          (19)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND
      ACCRUED EXPENSES                                              202         (622)
                                                                -------      -------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (4,291)         709

INVESTING ACTIVITIES
PURCHASES OF LEASEHOLD IMPROVEMENTS
  AND EQUIPMENT                                                  (1,641)        (684)
                                                                -------      -------
        NET CASH USED IN INVESTING ACTIVITIES                    (1,641)        (684)

FINANCING ACTIVITIES
NET CASH PAID TO PARENT                                          (1,686)         (25)
                                                                -------      -------
        NET CASH USED IN FINANCING ACTIVITIES                    (1,686)         (25)

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (7,618)           0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  9,494            1
                                                                =======      =======
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 1,876      $     1
                                                                =======      =======

                               ATL PRODUCTS, INC.
                         (A SUBSIDIARY OF ODETICS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

Note A - Basis of Presentation

The accompanying unaudited (except for balance sheet information as of March 31, 1997) consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentation normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note B - Distribution of Parent Company's Equity Interest in Company

On October 2, 1997, Odetics, Inc., the Company's Parent, announced that it had received a favorable Section 355 distribution ruling from the Internal Revenue Service allowing it to distribute, on a tax free basis, its 82.9% ownership of the Company to Odetics shareholders. On October 31, 1997, Odetics completed the distribution by issuing approximately 1.1 shares of ATL Products, Inc. Class A Common Stock for each share of Odetics Class A Common Stock and Class B Common Stock outstanding.

Note C - Earnings per Share

Earnings per share is based on the weighted average number of shares of common stock and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, effective for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of this statement on the calculation of primary and fully diluted earnings per share for the three and six month periods ended September 30, 1997 and 1996 is not expected to be material.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report and the Consolidated and Combined Financial Statements and the related Notes thereto included in the latest Annual Report on Form 10-K of ATL Products, Inc. (the "Company"). This Report contains forward-looking statements including, among others, statements concerning projected revenues, funding requirements, manufacturing efficiencies and supply issues, that involve a number of risks and uncertainties including, without limitation, those set forth at the end of this section under the caption "Risk Factors". The Company's actual results may differ materially from any forward-looking statements discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

     Net Sales. Total net sales increased 61% to $22,902,000 for the second quarter of fiscal 1998 as compared to total net sales of $14,263,000 in the second quarter of the prior fiscal year, and increased 53% to $41,469,000 for the six month period ended September 1997 as compared to total net sales of $27,040,000 for the same period of the prior fiscal year.

     Product sales increased 55% to $19,816,000 for the second quarter of fiscal 1998 as compared to $12,768,000 in the corresponding period of the prior fiscal year and increased 51% to $36,493,000 for the six month period ended September 30, 1997 as compared to $24,186,000 for the same prior year period. The increases for both the three and six month periods ended September 30, 1997 are primarily attributable to higher sales of the 7100 series libraries which began shipping in the last quarter of fiscal 1997 and accounted for approximately 26% of second quarter product sales and approximately 22% of six month product sales. Sales of 2640 series libraries increased in both the three and six month periods ended September 30, 1997 while sales of 520 series libraries were relatively flat for the same periods due primarily to a product mix shift into the Company's new 7100 series libraries. Also contributing to the increased fiscal 1998 second quarter sales performance was an overall increase in the availability of DLT7000 drives. Sales in the OEM and VAR channels each accounted for approximately 50% of product sales for the three and six month periods ended September 30, 1997 compared to OEM sales of approximately 28% for the three and six month prior year periods.

     Service and parts sales include revenue derived from the sale of spare parts and service contracts to support the installed base of the Company's products. Service sales increased 106% to $3,086,000 for the second quarter of fiscal 1998 as compared to $1,495,000 in the corresponding prior year period, and increased 74% to $4,976,000 for the six month period ended September 30, 1997 as compared to $2,854,000 for the comparable prior year period. These increases are due primarily to both higher parts and service contract sales consistent with a growing installed base of libraries now totaling approximately 3,500 units.

     Gross Profit. Gross profit decreased to 38.3% for the second quarter of fiscal 1998 from 41.9% for the comparable prior year quarter and decreased to 38.9% for the six month period ended September 30, 1997 from 40.3% for the same comparable prior year period.

     Gross profit on product sales remained unchanged at 37.3% for the second quarter of fiscal 1998 as compared to the second quarter of the prior fiscal year, and increased to 38.6% for the six month period ended September 30, 1997 as compared to 38.0% for the same prior year period. The change in product gross profit percentage is attributable to improved manufacturing overhead absorption resulting from the increased sales volume. This improvement was offset by a reduction in gross profit due to a change in sales mix that included higher OEM revenue at lower sales prices and an increase in the average value of the drive component of the products shipped. The Company anticipates that overall gross profit margin may decline due to a continued shift toward increased OEM revenues and an increase in the average value of the drive component of the products shipped. While the Company continues working with its suppliers to reduce its costs of materials and to improve manufacturing efficiencies, there can be no assurance these actions will be sufficient to offset future reductions in sales prices.

     Gross profit on service and spare parts sales decreased to 44.7% for the second quarter of fiscal 1998 as compared to 81.3% for the second quarter of the prior fiscal year and decreased to 41.3% for the six month period ended September 30, 1997 as compared to 60.1% for the same period of the prior fiscal year. The decrease for both periods reflects a nonrecurring adjustment to inventory reserves in the second quarter of fiscal 1997.

     Research and Development. Research and development expense increased 65% to $1,837,000 (or 8.0% of total net sales) for the second quarter of fiscal 1998 as compared to $1,110,000 (or 7.8% of total net sales) in the comparable prior year period and increased 112% to 3,598,000 (or 8.7% of total net sales) for the six month period ended September 1997 as compared to $1,695,000 (or 6.3% of total net sales) for the same period of the prior fiscal year. Research and development expense for the three and six month periods of fiscal 1998 was driven primarily by increased development, testing and preproduction costs associated with the Company's Prism products. The Company expects expenditures for research and development to increase over time and to be higher during periods of new product development when significant expenditures are incurred for preproduction activities and increased testing. These expenditures may, therefore, fluctuate as a percentage of total net sales from period to period.

     Sales and Marketing. Sales and marketing expense increased to $3,022,000 (or 13.2% of total net sales) for the second quarter of fiscal 1998 as compared to $1,315,000 (or 9.2% of total net sales) in the corresponding period of the prior fiscal year and increased to $5,720,000 (or 13.8% of total net sales) for the six month period ended September 30, 1997 as compared to $2,829,000 (or 10.7% of total net sales) for the same period of the prior fiscal year. The increases for both comparable periods is primarily attributable to additional personnel and general infrastructure growth, higher promotional spending and increased sales expenditures consistent with increased sales volume.

     General and Administrative. General and administrative expense, which includes charges allocated by the Parent increased in dollars to $992,000 (or 4.3% of total net sales) for the second quarter of fiscal 1998 compared to $819,000 (or 5.7% of total net sales) in the prior year quarter and increased to $1,653,000 (or 4.0% of total net sales) for the six month period ended September 1997 as compared to $1,599,000 (or 5.9% of total net sales) for the same period of the prior fiscal year. The increase for both comparable periods primarily reflects the addition of personnel to support the Company's increased operations. Charges allocated by Parent in the second quarter of fiscal 1998 were approximately $175,000 compared to $365,000 allocated in the second quarter of fiscal 1997 and were approximately $350,000 for the six month period ended September 30, 1997 as compared to $736,000 for the same period of the prior fiscal year. The decline in charges allocated by the Parent was due to the transition of various operating activities to the Company which were previously provided by the Parent.

     Interest Charged by Parent. The Company's Parent, Odetics Inc. has historically advanced funds to meet the Company's capital requirements and has charged the Company interest on the resulting intercompany balance determined using Odetics' cost of related borrowed funds. On April 1, 1997, after completion of the Company's initial public offering ("IPO") and payment to Odetics of $6.8 million of the net proceeds of the IPO, the Company entered into a four year promissory note payable to Odetics in the original principal amount of $13.0 million which represented the aggregate total of the intercompany balance due to Odetics. As a result of the reduction in debt to the Parent, interest decreased 40% to $259,000 for the second quarter of fiscal 1998 as compared to $434,000 in the corresponding period of the prior fiscal year, and decreased 42% to $535,000 for the six month period ended September 1997 compared to $929,000 for the same period of the prior fiscal year. In addition, effective April 1, 1997, the Company has assumed responsibility for many of the charges that were historically processed through intercompany obligations prior to the Company's IPO. All intercompany obligations incurred after April 1, 1997 are paid on a non-interest bearing open account basis.

     Income Taxes. The Company is included in the consolidated federal tax return of Odetics. The Company is a party to a Tax Allocation Agreement with Odetics, pursuant to which the Company will make a payment to Odetics, or Odetics will make a payment to the Company, as appropriate, in an amount equal to the taxes attributable to the operations of the Company on the consolidated federal income tax returns and consolidated or combined state tax returns filed by Odetics. In addition, the Tax Allocation Agreement provides that members of the Odetics' consolidated group generating tax losses will be paid by other members which utilize tax losses to reduce such other members' tax liability. The Company's effective tax rate was 40% for the second quarter of fiscal 1998 and the six months ended September 1997 and both comparable periods of the prior fiscal year.

Liquidity and Capital Resources

For the six months ended September 30, 1997, the Company incurred a reduction in cash and cash equivalents of $7,618,000. Operating activities consumed $4,291,000 which included net income of $2,781,000 that was reduced by increases in accounts receivable of $6,865,000 and increases in inventory of $1,761,000 resulting from sales growth during the period. The Company also used $1,641,000 to purchase equipment and make leasehold improvements in its principal operating facilities, and paid $1,686,000 in principal on its note payable to its Parent, Odetics, and other net intercompany account obligations due to Odetics.

The Company has a $5,000,000 bank line of credit which provides for borrowings generally at the lesser of the bank's prime rate (8.5% at September 30, 1997) or the bank's LIBOR rate plus 2.25%. The Company had no borrowings against the bank line of credit at September 30, 1997. Any borrowings under the Company's bank line of credit will be secured by substantially all of the Company's assets. The Company believes that cash flow generated from operations, in conjunction with funds available under the Company's bank line of credit, will be adequate to execute its current operating plans and meet its obligations on a timely basis. The Company does not have any material commitments for capital expenditures as of September 30, 1997.


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

Dependence on Quantum Corporation and DLT Technology

The Company currently derives substantially all of its revenues from the sale of its DLT based products and related services, and the Company expects that revenues from its DLT based products will continue to account for substantially all of the

Company's revenues for the foreseeable future. Accordingly, the Company's operating results for the foreseeable future will be substantially dependent on the continued market acceptance of DLT technology and growth of the DLT library market. The distributed computing market and the related data storage market are characterized by rapid technological change, frequent new product introductions and enhancements, and evolving industry standards. The DLT market is relatively new, and there can be no assurance that another technology will not replace or adversely affect DLT technology as a widely accepted data storage medium. In addition, due to the relatively recent emergence of the DLT market, the Company expects that additional companies may introduce products incorporating DLT technology competing directly with the Company. Any decline in the rate of growth of the DLT market or failure of the market to sustain acceptance of DLT technology, or any decline in unit prices of the Company's products as a result of increased competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The Company's success also depends in large part upon its relationship with Quantum, who has the exclusive worldwide manufacturing rights for the DLT technology and is the sole supplier of DLT tape drives, and upon the Company's ability to continue to obtain adequate supplies of DLT drives from Quantum. Growth in the demand for the DLT7000 drives could result in limitations in the availability of these drives and there can be no assurance that Quantum will otherwise continue to provide an adequate supply of the DLT7000 drives. The Company has not been able to secure any guarantee of the future supply of DLT drives from Quantum. The Company's agreement with Quantum permits Quantum to terminate its arrangement with the Company for any reason upon providing 90 days written notice to the Company. The disruption or termination of the Company's supply of DLT drives from Quantum would have a material adverse effect on the Company's business, financial condition and results of operations. Quantum currently supplies drives to all of the Company's competitors, and there can be no assurance that the Company's competitors will not establish relationships with Quantum in which the competitors could achieve higher priority in the supply of DLT drives. Moreover, since Quantum has only one manufacturing facility for DLT drives located in Colorado Springs, Colorado, any disruption in Quantum's ability to continue to manufacture and supply the Company with DLT tape drives, whether as a result of a natural disaster or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Reliance on OEMs and VARs; Concentration of Sales

The Company relies heavily upon its relationships with selected OEMs who sell and support the Company's products as part of their comprehensive data storage systems. Sales through OEMs accounted for approximately 24% and 33% of the Company's total net sales in fiscal 1996 and 1997, respectively and approximately 50% in the first six months of fiscal 1998. The Company is currently investing, and intends to continue to invest, significant resources to develop these OEM relationships. These expenditures could materially and adversely affect the Company's operating margins unless the Company is able to achieve commensurate growth in sales to OEMs. The Company also relies heavily on selected VARs who integrate the Company's products with storage management software to provide comprehensive storage solutions. Most of the Company's VARs carry product lines that are competitive with those of the Company, and there can be no assurance that they will give the marketing of the Company's products high priority, or that they will continue to carry the Company's products. The Company's agreements with VARs and OEMs are generally not required to be exclusive, and in many cases may be terminated by either party at any time with limited notice and without cause. A small number of customers has historically accounted for a substantial portion of the Company's net sales and the identity of the Company's significant customers has historically varied from period to period. Three customers, Sun Microsystems, EMC Corporation, and Digital Equipment Corporation, together accounted for approximately 45% of the Company's total net sales during the first six months of fiscal 1998. The loss of important OEMs or VARs, their reduced focus on the Company's products, or the inability to obtain additional OEMs as the market evolves could materially and adversely affect the Company's business, financial condition and operating results.

Management of Expanding Operations; Limited History as an Independent Entity

The Company is currently experiencing a period of rapid growth which has placed and is expected to continue to place a considerable strain on the Company's management and its administrative, sales and marketing, financial, information systems and operational resources. From April 1, 1995 to September 30, 1997, the size of the Company's staff increased from 66 to 247 employees including approximately 25 new employees hired as a result of the acquisition of certain sales and service divisions of Odetics. Further significant increases in the number of employees are anticipated during calendar 1997. The Company believes its success will depend, in part, on its ability to integrate these and additional new employees into the Company rapidly to respond to the anticipated growth of the COMPANY. Through September 30, 1997 the Company, as a subsidiary of Odetics, had no operating history as an independent public company. The Company's ability to manage growth effectively will require it to install its own operational, financial and management controls, reporting systems and procedures independent from Odetics, to establish new management information and control systems and to train, motivate and manage its employees. There can be no assurance that the Company will be able to install such operational, financial and management information and control systems in an efficient and timely manner or that the new structures, systems and controls will be adequate to support the Company's operations and prevent the occurrence of unforeseen management or financial issues. Continued growth will also require the Company to recruit additional key management personnel, expand its engineering and product development capabilities, expand its sales and marketing capabilities, improve its customer service and support functions and to train, motivate and manage additional employees. There can be no assurance that the Company will be able to manage these changes and implement the required programs successfully, and its failure to do so could have a material adverse effect upon the Company's business, financial condition and operating results.

Possibility of Substantial Sales of Common Stock

On October 31, 1997, Odetics distributed all of its Common Stock of the Company to the stockholders of Odetics (the "Distribution"). The Distribution involved the distribution of an aggregate of approximately 8,005,000 shares of Common Stock of the Company to the stockholders of Odetics. Substantially all of such shares would be eligible for immediate resale in the public market. Sales of substantial amounts of Common Stock in the open market in anticipation of, or following, the Distribution, or the market perception that such sales might occur, whether as a result of the Distribution or otherwise, could materially and adversely affect the market price of the Company's Common Stock.

Risks Associated with International Sales

International product sales represented approximately 19% and 21% of the Company's total net sales during fiscal 1996 and 1997, respectively and 24% in the first six months of fiscal 1998. The Company maintains sales and support offices in England, Germany and Taiwan. The Company believes that international sales will continue to represent a significant portion of its revenues, and that continued growth and profitability will require further expansion of its international operations. The Company's international sales are currently denominated in U.S. dollars, and an increase in the relative value of the dollar could make the Company's products more expensive and, therefore, potentially less price competitive in international markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing and staffing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of compliance with a wide variety of foreign laws, currency fluctuations and political and economical instability. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition. Furthermore, as the Company increases its international sales, its total net sales may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

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

Future Capital Requirements

The Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion and the Company's ability to access external sources of financing. The Company has entered into a four year promissory note payable to Odetics in the amount of approximately $13.0 million as of April 1, 1997. This note is payable in sixteen equal quarterly installments of principal plus interest beginning June 30, 1997. The Company believes that cash flow generated from operations, in conjunction with funds available under the Company's bank line of credit, will be adequate to execute its current operating plans and meet its obligations on a timely basis.

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

                            PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on September 4, 1997. The following elections and proposals were approved at the Company's Annual
Meeting:

                                                                       Votes       Votes                     Votes
                                                                        For       Against    Abstentions    Withheld
                                                                     ---------    -------    -----------    --------
               Kevin C. Daly, Ph.D.                                  9,413,756      -0-          -0-          500
               Crandall Gudmundson                                   9,413,756      -0-          -0-          500
               Joel Slutzky                                          9,413,756      -0-          -0-          500
               Paul E. Wright                                        9,413,756      -0-          -0-          500


                Proposal to approve the 1997 Stock Incentive Plan
                and reservation of  200,000 shares of Class A
                Common Stock for issuance thereunder                 9,209,680    195,876        8,700        -0-

                Proposal to ratify Ernst & Young LLP as the
                Company's independent auditors for the fiscal
                year ending March 31, 1998                           9,411,046       -0-         3,200        -0-


 Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                Exhibit 27  Financial Data Schedule


           (b) Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ATL PRODUCTS, INC.
                                              (Registrant)


                                            By   /s/ Mark P. deRaad
                                              ----------------------------
                                            Mark P. deRaad
                                            Chief Financial Officer


                                            By   /s/ James A. Pipp
                                              ----------------------------
                                            James A. Pipp
                                            Vice President, Controller
                                            (Principal Accounting Officer)


Dated:  November 12, 1997

                                  EXHIBIT INDEX

Exhibits
--------

27      Financial Data Schedule