Form 10-Q
period 1997-12-31
ATL PRODUCTS INC
filed 1998-02-17
CIK 1027781

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number  000-22037

                               ATL PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              DELAWARE                                       95-3824281
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
         or Organization)                                Identification No.)


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

      Number of shares of Common Stock outstanding as of February 10, 1998:

                     Class A Common Stock - 9,655,000 shares

                  Class B Common Stock - No shares outstanding

                               ATL PRODUCTS, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)                                Page

           Consolidated Balance Sheets as of  December 31, 1997
           and March 31, 1997 .................................................3

           Consolidated Statements of Operations for the three months and nine months ended December 31, 1997 and 1996....................5

           Consolidated Statements of Cash Flows for the nine months ended
           December 31, 1997 and 1996..........................................6

           Notes to Condensed Consolidated Financial Statements ...............7


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations........................8



PART II.  OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K ...................................15


Signatures   .................................................................16

                               ATL PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,      MARCH 31,
                                                                      1997             1997
                                                                   (UNAUDITED)
                                                                     --------         --------
                                                                           (IN THOUSANDS)

ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                         $  1,097         $  9,494
   TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
     ACCOUNTS OF $534 IN DECEMBER 1997 AND $319 IN MARCH 1997          18,117           12,730
   INVENTORIES:
     MATERIALS AND SUPPLIES                                            12,229            8,671
     WORK IN PROCESS                                                    1,756            1,019
     FINISHED GOODS                                                     3,756            2,937
   PREPAID EXPENSES AND OTHER                                             386              355
                                                                     --------         --------
         TOTAL CURRENT ASSETS                                          37,341           35,206

BUILDINGS AND EQUIPMENT
   LEASEHOLD IMPROVEMENTS                                               1,192              596
   EQUIPMENT                                                            5,972            3,967
   ALLOWANCES FOR DEPRECIATION                                         (2,622)          (1,844)
                                                                     --------         --------
     BUILDINGS AND EQUIPMENT, NET                                       4,542            2,719
                                                                     ========         ========
         TOTAL ASSETS                                                $ 41,883         $ 37,925
                                                                     ========         ========

                               ATL PRODUCTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,      MARCH 31,
                                                                                         1997            1997
                                                                                     (UNAUDITED)
                                                                                        --------         --------
                                                                                                 (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   TRADE ACCOUNTS PAYABLE                                                               $  9,366         $  9,676
   ACCRUED PAYROLL AND RELATED                                                             2,255            1,545
   INCOME TAXES PAYABLE                                                                    3,029            2,018
   DEFERRED SERVICE INCOME                                                                 2,182            1,116
   OTHER ACCRUED EXPENSES                                                                    810            1,199
   PAYABLE TO ODETICS                                                                         68              509
   CURRENT PORTION OF NOTE PAYABLE TO ODETICS                                              3,249            3,249
                                                                                        --------         --------
     TOTAL CURRENT LIABILITIES                                                            20,959           19,312

LONG-TERM NOTE PAYABLE TO ODETICS                                                          7,586            9,748

STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, PAR VALUE $.0001;
     5,000,000 SHARES AUTHORIZED, NO SHARES
     ISSUED AND OUTSTANDING AT DECEMBER 31, 1997 AND
     MARCH 31, 1997                                                                         --               --

   COMMON STOCK, PAR VALUE $.0001; 45,000,000 CLASS A SHARES AND 5,000,000 CLASS
     B SHARES AUTHORIZED; 9,655,000 CLASS A SHARES ISSUED AND OUTSTANDING AT
     DECEMBER 31, 1997 AND MARCH 31, 1997; NO CLASS B
     SHARES ISSUED AND OUTSTANDING                                                             1                1
   ADDITIONAL PAID IN CAPITAL                                                             16,927           16,927
   ACCUMULATED DEFICIT                                                                    (3,507)          (8,065)
   CUMULATIVE TRANSLATION ADJUSTMENT                                                         (83)               2
                                                                                        --------         --------
     TOTAL STOCKHOLDERS' EQUITY                                                           13,338            8,865
                                                                                        ========         ========
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 41,883         $ 37,925
                                                                                        ========         ========

                               ATL PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                          DECEMBER 31,                               DECEMBER 31,

                                             ------------------   ------------------    ------------------    ------------------
                                                   1997                 1996                  1997                  1996
                                             ------------------   ------------------    ------------------    ------------------
NET SALES:
   PRODUCTS                                            $22,956              $14,081               $59,449               $38,267
   SERVICE AND SPARE PARTS                               2,147                1,331                 7,123                 4,185
                                             ------------------   ------------------    ------------------    ------------------
     TOTAL NET SALES                                    25,103               15,412                66,572                42,452
COST OF SALES:
   PRODUCTS                                             14,556                8,418                36,962                23,420
   SERVICE AND SPARE PARTS                               1,354                  883                 4,276                 2,021
                                             ------------------   ------------------    ------------------    ------------------
     TOTAL COST OF SALES                                15,910                9,301                41,238                25,441
                                             ------------------   ------------------    ------------------    ------------------
GROSS PROFIT                                             9,193                6,111                25,334                17,011
EXPENSES:
   RESEARCH AND DEVELOPMENT                              2,106                2,056                 5,704                 3,751
   SALES AND MARKETING                                   2,964                1,898                 8,684                 4,727
   GENERAL AND ADMINISTRATIVE                            1,030                  946                 2,683                 2,545
                                             ------------------   ------------------    ------------------    ------------------
INCOME FROM OPERATIONS                                   3,093                1,211                 8,263                 5,988
INTEREST EXPENSE                                           241                  372                   776                 1,301
                                             ------------------   ------------------    ------------------
                                                                                                              ------------------
INCOME BEFORE INCOME TAXES                               2,852                  839                 7,487                 4,687
INCOME TAXES                                             1,075                  335                 2,929                 1,874
                                             ------------------   ------------------    ------------------    ------------------
NET INCOME                                              $1,777                 $504                $4,558                $2,813
                                             ==================   ==================    ==================    ==================
BASIC AND DILUTED EARNINGS PER SHARE                     $0.18                $0.06                 $0.47                 $0.35
                                             ==================   ==================    ==================    ==================

                               ATL PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                   -------------------------
                                                                    1997             1996
                                                                   --------         --------
OPERATING ACTIVITIES
NET INCOME                                                          $ 4,558         $ 2,813
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES
     DEPRECIATION AND AMORTIZATION                                      778             346
     PROVISION FOR LOSSES ON ACCOUNTS RECEIVABLE                        215             163
     FOREIGN CURRENCY TRANSLATION ADJUSTMENT                            (85)              6

CHANGES IN OPERATING ASSETS AND LIABILITIES:
     INCREASE IN ACCOUNTS RECEIVABLE                                 (5,602)           (282)
     INCREASE IN INVENTORIES                                         (5,114)         (1,817)
     INCREASE IN PREPAID EXPENSES
       AND OTHER ASSETS                                                 (31)             (4)
     INCREASE IN ACCOUNTS PAYABLE AND
       ACCRUED EXPENSES                                               2,088            2095
                                                                    -------         -------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (3,193)          3,320

INVESTING ACTIVITIES
PURCHASES OF LEASEHOLD IMPROVEMENTS
   AND EQUIPMENT                                                     (2,601)           (953)
                                                                    -------         -------
         NET CASH USED IN INVESTING ACTIVITIES                       (2,601)           (953)

FINANCING ACTIVITIES
NET CASH PAID TO ODETICS                                             (2,603)         (2,367)
                                                                    -------         -------
         NET CASH USED IN FINANCING ACTIVITIES                       (2,603)         (2,367)

NET CHANGE IN CASH AND CASH EQUIVALENTS                              (8,397)              0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      9,494               1
                                                                    =======         =======
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,097         $     1
                                                                    =======         =======

                               ATL PRODUCTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

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

Note B - Distribution of Parent Company's Equity Interest in Company

On October 2, 1997, Odetics, Inc., the Company's parent, announced that it had received a favorable Section 355 distribution ruling from the Internal Revenue Service allowing it to distribute, on a tax free basis, its 82.9% ownership of the Company's Class A Common Stock to Odetics stockholders. On October 31, 1997, Odetics completed the distribution by issuing a dividend of approximately 1.1 shares of the Company's Class A Common Stock for each share of Odetics Class A Common Stock and Class B Common Stock outstanding.

Note C - Earnings per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, effective for both interim and annual periods ending after December 15, 1997. Statement 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share in which the dilutive effects of stock options, warrants, and convertible securities are included. For the period ended December 31, 1997, the Company has adopted Statement 128, and where necessary, has restated all prior periods to conform with the new Accounting Standard.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report and the Consolidated and Combined Financial Statements and the related Notes thereto included in the latest Annual Report on Form 10-K of ATL Products, Inc. (the "Company"). This Report contains forward-looking statements including, among others, statements concerning projected revenues and product mix, increases in operating expenses, funding requirements, manufacturing efficiencies and supply issues, that involve a number of risks and uncertainties including, without limitation, those set forth at the end of this section under the caption "Risk Factors." The Company's actual results may differ materially from any forward-looking statements discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Net Sales. Total net sales increased to $25.1 million for the 1998 third fiscal quarter up 63% from $15.4 million in the prior year third quarter. Total net sales for the nine month period ended December 31, 1997 rose to $66.6 million or 57% from $42.5 million in the comparable prior year nine month period.

Product sales increased 63% to $23.0 million for the third quarter of fiscal 1998 as compared to $14.1 million in the prior year third quarter, and increased 55% to $59.4 million for the nine month period ended December 31, 1997 from $38.3 million in the comparable prior year period. The increases for both the three and nine month periods ended December 31, 1997 were primarily attributable to higher sales of the 7100 series libraries. These products, which began shipping in the last quarter of fiscal 1997, accounted for approximately 26% of fiscal 1998 third quarter product sales and approximately 23% of fiscal 1998 nine month product sales. Sales of the 520 series libraries rose slightly in both the three and nine month comparable periods, while 2640 series libraries decreased slightly for the three month comparable periods while increasing slightly for the nine month comparable periods. The overall decline in fiscal third quarter 2640 product sales was due primarily to a product mix shift from these libraries to the Company's 7100 series product. Also in the fiscal third quarter, the Company shipped its initial P1000 series libraries which accounted for a modest portion of total third quarter product revenues. Partially due to the increased availability of DLT7000 drives, the Company was able to increase its shipments of drive upgrade kits which, along with media sales, resulted in an increase in other revenues.

Value Added Reseller ("VAR") product sales rose to account for 53% of total third quarter product sales up from 48% in each of the first and second fiscal quarters in fiscal 1998. The increase in VAR revenues was due primarily to initial shipments of the P1000 libraries. Sales to the Company's three largest OEM partners accounted for approximately 42% of total third quarter product sales, down from 45% in each of the prior two fiscal 1998 quarters. The Company shipped 587 libraries during the third fiscal quarter bringing the Company's worldwide installed base to over 4,100 libraries.

International sales rose to $6.7 million or 27% of total third quarter revenues, up from $3.0 million or 19% in the same prior year period. The Company's European region continued to account for the majority of its international sales as sales within the Company's Pacific Rim region accounted for only 2% of total third quarter sales. As a result of relatively low Pacific Rim sales activity combined with the U.S. dollar denomination of substantially all of the Company's international sales, the Company's exposure to recent international currency fluctuations has been immaterial.

Service and parts sales include revenue derived from the sales of spare parts and service contracts to support the installed base of the Company's products. Service sales increased 61% to $2.1 million for the third quarter of fiscal 1998 as compared to $1.3 million in the corresponding prior year period, and increased 70% to $7.1 million for the nine month period ended December 31, 1997 as compared to $4.2 million for the comparable prior year period. Both the quarterly and year to date increases are due primarily to higher parts sales and service contract revenues consistent with the Company's growing installed base of libraries.

Gross Profit. Gross profit as a percentage of total net sales declined to 36.6% for the third quarter of fiscal 1998 from 39.6% in the comparable prior year quarter and decreased to 38.1% for the nine month period ended December 31, 1997 from 40.1% in the prior year period.

Gross profit on product sales declined to 36.6% in the third quarter of fiscal 1998 as compared to the 39.7% in the prior year period, and declined to 38.1% for the nine month period ended December 31, 1997 from 40.1% in the same prior year period. The overall reduction in product margins was due to a combination of factors including increased competitive pricing pressures and the continuation of an increase in the average value of the drive component of the products shipped in the third quarter. As a larger percentage of higher cost DLT7000 drives are shipped with the Company's libraries, the result is a slightly negative impact on overall product margins. Also contributing to the lower overall margins was the introduction of the P1000, which, until fully production ramped, will continue to negatively impact overall gross profit margins. Primarily due to the impact of increased P1000 shipments over the next two fiscal quarters, the Company anticipates that overall gross profit margins may continue to decline over the near-term. Also, while the Company continues to work with its suppliers to reduce its cost of materials and to improve overall manufacturing efficiencies, there can be no assurance that these actions will be sufficient to offset future reductions in sales prices.

Gross profit on service and spare parts sales increased to 36.9% for the third quarter of fiscal 1998 as compared to 33.7% for the third quarter of the prior fiscal year. The improved margins are due primarily to increased service contract and parts sales. Gross profit on service and spare parts for the nine month period ended December 31, 1997 was 40.0% as compared to 51.7% in the same period of the prior year. The decline was due primarily to the favorable impact of a nonrecurring adjustment to inventory reserves in the second fiscal quarter of the prior fiscal year.

Research and Development. Research and development expense increased 2.4% to $2.1 million (or 8.4% of total net sales) for the third quarter of fiscal 1998 as compared to $2.1 (or 13.3% of total net sales) in the comparable prior year period and increased 52% to $5.7 million (or 8.6% of total net sales) for the nine month period ended December 31, 1997 as compared to $3.8 (or 8.8% of total net sales) for the same prior year period. The increased spending was due to increased engineering development activities, testing and pre-production costs associated with the P1000, increased development expenditures associated with the Company's on-going efforts to support both its existing and potential OEM customers and overall increased staffing levels associated with the Company's expanded development activities and programs. Higher third fiscal quarter engineering labor costs were partially offset by lower engineering material expenses incurred in the prior year quarter. The Company expects aggregate expenditures for research and development to continue to increase and to be higher during periods of new product introductions due to preproduction and testing activities.

Sales and Marketing. Sales and marketing expense increased to $3.0 million (or 11.8% of total net sales) for the third quarter of fiscal 1998 from $1.9 million (or 12.3% of total net sales) in the comparable prior year period and increased to $8.7 million (or 13.0% of total net sales) for the nine month period ended December 31, 1997 compared to $4.7 million (or 11.1% of total net sales) for the same period of the prior fiscal year. The increase in overall aggregate spending levels was primarily attributable to additional personnel and general infrastructure growth, higher promotional spending and increased sales expenditures consistent with increased sales volume. The Company expects aggregate expenditures for sales and marketing to continue to increase due to both increased promotional activities and international sales expansion programs.

General and Administrative. General and administrative expense, which includes charges allocated by the Company's former parent increased to $1.0 million (or 4.1% of total net sales) in the third quarter of fiscal 1998 from $0.9 million (or 6.1% of total net sales) in the comparable prior year period and increased to $2.7 (or 4.0% of total net sales) in the nine month period ended December 31, 1997 from $2.5 million (or 6.0% of total net sales) in the same prior year period. Increased aggregate spending for both comparable periods primarily reflects the addition of personnel to support the Company's increased operating activities. The Company expects the aggregate dollar amount of expenditures for general and administrative expenses to continue to increase as the company's administrative organization expands in order to assume support activities previously provided by its former parent company.

Interest Expense. Prior to the Company's initial public offering ("IPO") the Company's parent, Odetics, Inc., had historically advanced funds to meet the Company's capital requirements and has charged the Company interest on the resulting intercompany balance at a rate determined using Odetics' cost of borrowing. On April 1, 1997, after completion of the Company's IPO, and payment to Odetics of $6.8 million of the net proceeds of the IPO, the Company entered into a four-year promissory note payable to Odetics in the original principal amount of $13.0 million which represented the aggregate total of the intercompany balance due to Odetics. As a result of the quarterly repayments of this debt, interest expense declined to $241,000 in the third quarter of fiscal 1997 as compared to $372,000 in the same prior year period and to $776,000 in the nine month period ended December 31, 1997 from $1,301,000 in the comparable prior year period. In addition, effective April 1, 1997, the Company has assumed responsibility for many of the charges that were historically processed through intercompany obligations prior to the Company's IPO. All intercompany obligations incurred after April 1, 1997 are paid on a non-interest bearing open account basis.

Income Taxes. Through October 31, 1997, the Company was a party to a Tax Allocation agreement with Odetics, pursuant to which the Company would make a payment to Odetics, or Odetics would make a payment to the Company, as appropriate, in an amount equal to the taxes attributable to the operations of the Company on the consolidated federal income tax returns and consolidated or combined state tax returns filed by Odetics. In addition, the Tax Allocation Agreement provides that members of the Odetics' consolidated group generating tax losses will be paid by other members which utilize tax losses to reduce such other members' tax liability. Under this agreement, the Company's effective tax rate was 40% for all periods through October 31, 1997.

On October 31, 1997, Odetics completed the distribution of its remaining ownership of the Company to Odetics stockholders. This transaction also ended the Company's obligations under the Tax Allocation agreement. As a result, effective November 1, 1997, the Company began the implementation of various tax planning strategies which have reduced the Company's effective tax rate to 37.7% in the third fiscal quarter of 1998. The Company intends to continue addressing alternative tax planning opportunities and expects its rate to continue to decline slightly throughout the next fiscal year.

Liquidity and Capital Resources

For the nine month period ended December 31, 1997, the Company incurred a reduction in cash and cash equivalents of $8.4 million. Net cash used within operating activities was $3.2 million which included net income of $4.5 million offset by increased accounts receivable of $5.6 million and inventory of $5.1 million. The Company also utilized $2.6 million to purchase equipment and make leasehold improvements to its principal operating facilities and paid $2.6 million in principal on its long-term note payable to its former parent and other net intercompany account obligations due to Odetics.

The Company has a $5.0 million bank line of credit which provides for borrowings generally at the lesser of the bank's prime rate (8.5% at December 31, 1997) or the bank's LIBOR rate plus 2.25%. Any borrowings under the Company's bank line of credit will be secured by substantially all of the Company's assets. The Company believes that cash flow generated from operations, in conjunction with funds available under the Company's bank line of credit, will be adequate to execute its current operating plans and meet its debt obligations on a timely basis. At the same time, the Company has been in discussions with various financial institutions regarding an expansion of its current credit facility. While there discussions are continuing, the Company does expect to be able to announce a significant increase to its credit facility within the fiscal fourth quarter. The Company did not have any material commitments for capital expenditures as of December 31, 1997.

                                  RISK FACTORS

The Company's business is subject to a number of risks, some of which are discussed below. The following risks should be considered carefully in addition to the other information contained in this Report in evaluating the Company and its business before purchasing shares of the Company's Class A Common Stock ("Common Stock").

Fluctuations in Quarterly Operating Results

The Company's quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, not all of which are in the Company's control. These factors include, without limitation, the size and timing of significant customer orders; the introduction of new products or technologies by competitors; the availability of components used in the manufacture of the Company's products; changes in pricing policies by the Company, its suppliers or its competitors; the ability of the Company to develop, introduce, market and gain market acceptance of new products, applications and product enhancements in a timely manner and to control costs; the Company's success in expanding and implementing its sales and marketing programs; technological changes in the distributed computing markets; the mix of sales among the Company's channels; deferrals of customer orders in anticipation of new products, applications or product enhancements; currency fluctuations; and general economic and market conditions. Moreover, the Company's sales in any quarter typically consist of a relatively small number of large OEM and VAR customer orders, and the timing of a small number of orders can impact quarter to quarter results. Since the Company's sales are primarily made through OEMs and VARs who typically provide the Company with relatively short lead times, it is often difficult for the Company to forecast the timing and quantity of orders accurately. The Company's expense levels and its purchases of parts, components and subassemblies are based in part upon its expectations concerning future revenues. Accordingly, if revenue levels are below expectations, whether as a result of product transition or otherwise, operating results are likely to be adversely affected. There can be no assurance that the Company will achieve profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors and other risks discussed below, it is possible that in some future period the Company's operating results may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would probably be materially and adversely affected.

Dependence on Quantum Corporation and DLT Technology

The Company currently derives substantially all of its revenues from the sale of its DLT based products and related services, and the Company expects that revenues from its DLT based products will continue to account for substantially all of the Company's revenues for the foreseeable future. Accordingly, the Company's operating results for the foreseeable future will be substantially dependent on the continued market acceptance of DLT technology and growth of the DLT library market. The distributed computing market and the related data storage market are characterized by rapid technological change, frequent new product introductions and enhancements, and evolving industry standards. The DLT market is relatively new, and there can be no assurance that another technology will not replace or adversely affect DLT technology as a widely accepted data storage medium. In addition, due to the relatively recent emergence of the DLT market, the Company expects that additional companies may introduce products incorporating DLT technology competing directly with the Company. Any decline in the rate of growth of the DLT market or failure of the market to sustain acceptance of DLT technology, or any decline in unit prices of the Company's products as a result of increased competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The Company's success also depends in large part upon its relationship with Quantum, who has the exclusive worldwide manufacturing rights for the DLT technology and is the sole supplier of DLT tape drives, and upon the Company's ability to continue to obtain adequate supplies of DLT drives from Quantum. Growth in the demand for the DLT7000 drives has resulted in the past and could result in the future, in limitations in the availability of these drives and there can be no assurance that Quantum will otherwise continue to provide an adequate supply of the DLT7000 drives or the next generation of such drives. The Company has not been able to secure any guarantee of the future supply of DLT drives from Quantum. The Company's agreement with Quantum permits Quantum to terminate its arrangement with the Company for any reason upon providing 90 days written notice to the Company. The disruption or termination of the Company's supply of DLT drives from Quantum would have a material adverse effect on the Company's business, financial condition and results of operations. Quantum currently supplies drives to all of the Company's competitors, and there can be no assurance that the Company's competitors will not establish relationships with Quantum in which the competitors could achieve higher priority in the supply of DLT drives. Moreover, since Quantum has only one manufacturing facility for DLT drives located in Colorado Springs, Colorado, any disruption in Quantum's ability to continue to manufacture and supply the Company with DLT tape drives, whether as a result of a natural disaster or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Reliance on OEMs and VARs; Concentration of Sales

The Company relies heavily upon its relationships with selected OEMs who sell and support the Company's products as part of their comprehensive data storage systems. Sales through OEMs accounted for approximately 24% and 33% of the Company's total net sales in fiscal 1996 and 1997, respectively and approximately 50% in the first nine months of fiscal 1998. The Company is currently investing, and intends to continue to invest, significant resources to develop these OEM relationships. These expenditures could materially and adversely affect the Company's operating margins unless the Company is able to achieve commensurate growth in sales to OEMs. The Company also relies heavily on selected VARs who integrate the Company's products with storage management software to provide comprehensive storage solutions. Most of the Company's VARs carry product lines that are competitive with those of the Company, and there can be no assurance that they will give the marketing of the Company's products high priority, or that they will continue to carry the Company's products. The Company's agreements with VARs and OEMs are generally not required to be exclusive, and in many cases may be terminated by either party at any time with limited notice and without cause. A small number of customers has historically accounted for a substantial portion of the Company's net sales and the identity of the Company's significant customers has historically varied from period to period. Three customers, Sun Microsystems, EMC Corporation, and Digital Equipment Corporation, together accounted for approximately 43% of the Company's total net sales during the first nine months of fiscal 1998. The loss of important OEMs or VARs, their reduced focus on the Company's products, or the inability to obtain additional OEMs as the market evolves could materially and adversely affect the Company's business, financial condition and operating results.

Management of Expanding Operations; Limited History as an Independent Entity

The Company is currently experiencing a period of rapid growth which has placed and is expected to continue to place a considerable strain on the Company's management and its administrative, sales and marketing, financial, information systems and operational resources. From April 1, 1995 to December 31, 1997, the size of the Company's staff increased from 66 to 287 employees. Further significant increases in the number of employees are anticipated during calendar 1998. The Company believes its success will depend, in part, on its ability to integrate these and additional new employees into the Company rapidly to respond to the anticipated growth of the Company. Through October 31, 1997, the Company, as a subsidiary of Odetics, had no operating history as an independent public company. The Company's ability to manage growth effectively will require it to install its own operational, financial and management controls, reporting systems and procedures independent from Odetics, to establish new management information and control systems and to train, motivate and manage its employees.

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

Shares Eligible for Immediate Resale

On October 31, 1997, Odetics distributed all of its 8,005,000 shares of Common Stock of the Company to the stockholders of Odetics (the "Distribution"). Substantially all of such shares were eligible for immediate resale in the public market. Sales of substantial amounts of Common Stock in the open, whether as a result of the Distribution or otherwise, could materially and adversely affect the market price of the Company's Common Stock.

Risks Associated with International Sales

International product sales represented approximately 19% and 21% of the Company's total net sales during fiscal 1996 and 1997, respectively and 25% in the first nine months of fiscal 1998. The Company maintains sales and support offices in England, Germany and Taiwan. The Company believes that international sales will continue to represent a significant portion of its revenues, and that continued growth and profitability will require further expansion of its international operations. The Company's international sales are currently denominated in U.S. dollars, and an increase in the relative value of the dollar could make the Company's products more expensive and, therefore, potentially less price competitive in international markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing and staffing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of compliance with a wide variety of foreign laws, currency fluctuations and political and economical instability. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition. Furthermore, as the Company increases its international sales, its total net sales may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

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

Future Capital Requirements

The Company's ability to fund its activities from operations is directly dependent upon its rate of growth, ability to effectively manage its inventory, the terms under which suppliers extend credit to the Company, the terms under which the Company extends credit to its customers and its ability to collect under such terms, the manner in which it finances any capital expansion and the Company's ability to access external sources of financing. The Company has entered into a four year promissory note payable to Odetics in the amount of approximately $13.0 million payable in sixteen equal quarterly installments of principal plus interest beginning June 30, 1997. At December 31, 1997, $10.8 million remains due on the note. The Company believes that cash flow generated from operations, in conjunction with funds available under the Company's bank line of credit, will be adequate to execute its current operating plans and meet its obligations on a timely basis. The Company has been in discussions with various financial institutions regarding an expansion of its current credit facility. While these discussions are continuing, the Company does expect to be able to announce a significant increase to its credit facility within the fiscal fourth quarter.

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

                            PART II OTHER INFORMATION


 Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits

                        Exhibit 27  Financial Data Schedule


               (b) Reports on Form 8-K

                        There were no reports on Form 8-K filed for the three months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ATL PRODUCTS, INC.
                                            (Registrant)


                                            By    /s/ Mark P. deRaad
                                               ---------------------------------
                                             Mark P. deRaad
                                             Chief Financial Officer


                                            By    /s/ James A. Pipp
                                               ---------------------------------
                                             James A. Pipp
                                             Vice President, Controller
                                             (Principal Accounting Officer)


Dated:  February 13, 1998

                                  EXHIBIT INDEX

Exhibits

27       Financial Data Schedule