Form 10-K
period 1998-03-31
ATL PRODUCTS INC
filed 1998-06-29
CIK 1027781

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ________________

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period ________________ to ________________

                       Commission file number 000-22037

                              ATL PRODUCTS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                               95-3824281
  (State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation of Organization)                             Identification No.)

                 2801 Kelvin Avenue, Irvine, California 92614
             (Address of Principal Executive Offices)  (Zip Code)

      Registrant's Telephone Number, Including Area Code: (714) 774-6900

________________________________________________________________________________

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $.0001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicated by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Based on the closing sale price on Nasdaq National Market on June 24, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $226,428,000. For the purposes of this calculation, shares owned by officers, directors and 10% stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other proposes.

     The Company has two classes of common stock authorized, the Class A Stock and the Class B Common Stock. The rights, preferences and privileges of each class of common stock are identical in all respects except for voting rights. Each share of Class A Common Stock entitles its holder to one vote and each share of Class B Common Stock entitles its holder to .05 votes. As of June 24, 1997, there were 9,655,000 shares of Class A Common Stock outstanding and no shares of Class B Common Stock were outstanding. Unless otherwise indicated, all references herein to "Common Stock" shall refer to the Company's Class A Common Stock.
===============================================================================

                              ATL PRODUCTS, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                    PART I


ITEM 1.   BUSINESS.........................................................   1

ITEM 2.   PROPERTIES.......................................................  14

ITEM 3.   LEGAL MATTERS....................................................  14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  14


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS..........................................................  15

ITEM 6.   SELECTED FINANCIAL DATA..........................................  16

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................  17

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  22

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  22

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.............................................  22


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  22

ITEM 11.  EXECUTIVE COMPENSATION...........................................  26

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  31

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  31


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K..  33

     Note: When used in this Annual Report on Form 10-K and the information incorporated herein by reference, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. ATL Products, Inc. undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which describe certain factors which affect the Company's business, including the risk factors set forth at the end of Part I, Item 1 of this Report and in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART I

ITEM 1.  BUSINESS

General

     ATL Products, Inc. (the "Company") designs, manufactures, markets and services automated magnetic tape libraries used to manage, store and transfer data in networked computing environments. The Company is a leading provider of Digital Linear Tape ("DLT") automated tape libraries for the high end of the networked computing market (one terabyte capacity and above). The Company's products provide high performance, reliable, cost effective and scalable storage solutions for organizations requiring the backup, archival and recovery of critical computer data.

     The Company's products incorporate DLT(TM) tape drives as well as the Company's proprietary IntelliGrip cartridge handling system, providing end users with rapid and reliable access to computer data across a wide variety of networks. The Company's proprietary robotics system within each automated tape library provides additional speed and reliability due to the accurate and timely manner in which tape cartridges are loaded and unloaded into the DLT drives. The Company's products are compatible with commonly used network operating systems, protocols and topologies as well as with a broad range of storage management software. In addition, these products are highly scalable and permit flexible configuration. For example, the Company's 2640 Series is capable of storing 9.2 terabytes of data as a standalone unit or up to 46 terabytes of data with the SystemLink Option, which links up to five 2640 units together for larger storage requirements.

     On May 18, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Quantum Corporation ("Quantum") providing for, among other things, the merger of a wholly-owned subsidiary of Quantum with and into the Company, with the Company surviving the merger and becoming a wholly-owned subsidiary of Quantum. In the merger, holders of each share of the Class A Common Stock, par value $.0001 per share, and the Class B Common Stock, par value $.0001 per share, of the Company will receive shares of the common stock, par value $.01 per share, of Quantum with a value of $29.00 (as adjusted pursuant to the Agreement).

     The ATL Board of Directors has recommended that stockholders approve the proposed merger transaction.

     Both companies are pursuing the necessary regulatory approval process and, assuming no usual delays in this process, the Company intends to call a special stockholders meeting prior to September 30, 1998. There can be no assurance that the Company's stockholders will approve the merger, or that the merger will be consummated in the terms indicated in the Agreement, if at all. Please see the Company's Form 8-K filed May 20, 1998 for additional information relating to this proposed transaction.

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

     DLT, a tape format introduced by Digital Equipment Corporation ("DEC") in 1993 and acquired by Quantum in 1994, incorporates the key advantages of linear recording and helical tape technologies into a single technology. DLT is a high performance, half inch, linear serpentine recording tape solution designed to meet the capacity and reliability needs of high duty cycle applications such as network server backup devices, midrange applications, multimedia processes and online transactions. The Company believes DLT tape drives offer certain performance, durability, error correction, cost and reliability advantages over competitive technologies, including high speed data transfer rates, greater capacity and better data integrity than other tape formats, and, in general, represent a balance between price and performance for the distributed computing environment.

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

Products

     The Company's product families consist of the 7100, the 520, the 2640 and the P1000 Automated DLT Library Series. Within each product family, customers may specify the type and quantity of DLT drives, the maximum number of cartridges and a number of interface options. The Company's products are compatible with major hardware platforms including Sun Microsystems, DEC, Hewlett-Packard, IBM, Auspex and Data General, and are supported by most major UNIX and NT storage management software applications.

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

     All of the Company's current products are based upon DLT technology which is a high performance, half inch, linear tape solution. The Company believes that DLT tape drives offer certain performance, reliability, durability, error correction and cost advantages over competitive technologies which result in greater capacity, higher transfer rates and better data integrity than other tape offerings. The Company currently offers four series of products with a range of performance characteristics; the 7100 Series, the 520 Series, the 2640 Series and the P1000 Series. All product series can be configured utilizing either DLT4000(TM) or DLT7000(TM) drives.

     P1000 Series

     The P1000 Series is a compact DLT library series which can support up to 32 DLTtape cartridges and up to four DLT tape drives. The P1000 Series is the Company's first library series to incorporate the Company's announced Prism Library Architecture. The Company commenced shipments of the P1000 Series products in December 1997. The P1000, which is available in both standalone and rack-mount configurations, offers a compact one terabyte solution with backup performance up to 72 gigabytes per hour. The size and density of the P1000 Series products permits effective integration with rack-mount servers with disk capacities of 150 gigabytes or greater. The Prism Library Architecture of the P1000 permits efficient upgrades of the products to incorporate new features such as FibreChannel interfaces as they become available at a system level by the use of industry-standard PCI (Personal Computer Interconnect) electronic cards. The P1000 is intended for modest size network applications which are experiencing rapid growth. The P1000 is the first ATL library to incorporate a fully-integrated touch screen control panel for both operational and service functions and is supported by both Unix and NT storage management software products. The P1000 Series products support "hot swap" of DLT drives for enhanced system availability and are intended to support other advanced Prism Library Architectures features as they become available. A fully configured P1000 library achieving 2:1 data compression generally can backup a 150 gigabyte database in approximately one hour. The end user list prices for products in the P1000 Series generally range from approximately $25,000 to approximately $50,000 depending primarily upon drive configuration.

     7100 Series

     In March 1997, the Company commenced shipping of its 7100 Series, which affords a cost effective solution for enterprise system administrators by providing multi-terabyte backup and archiving capability in a compact system configuration, with a high degree of commonality with the products in the 520 Series in terms of parts, operations and training. The 7100 Series was designed for network environments requiring online disk capacities which will exceed 250 gigabytes in the near future. The products in the 7100 Series are particularly appropriate for environments which already contain products in the 520 Series due to the high degree of operational and support compatibility between these two product families. The 7100 Series also represents an attractive choice for rapidly growing network environments as a result of the relatively low entry costs of these products and the significant potential offered for cost effective field upgrades.

     The 7100 Series currently includes twelve product configurations which contain between two and seven DLT4000 or DLT7000 drives and are available with either a 68 or 100 maximum cartridge capacity. The 7100 Series delivers capacity ranging from 1.4 to 3.5 terabytes and backup performance of up to 126 gigabytes per hour. A fully configured 7100 library achieving a 2:1 data compression generally can backup a one terabyte database in only four hours. In addition, the 7100 Series libraries can provide room for seven generations of a single terabyte backup. The 7100 Series also includes several advanced features such as a touch screen control panel with a browser-like GUI for "point-and-click" library management as well as enhanced access to both the DLT drives and cartridges. The 7100 Series will also permit "hot swap" of the DLT drives during library operation to maximize library availability. The end user list prices for products in the 7100 Series typically will from approximately $65,000 to approximately $130,000 depending primarily on drive configuration.

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

Products Under Development

     The P1000 and all of the Company's products introduced subsequent to the P1000 are expected to be compatible with the Prism Library Architecture. Each of the Prism products will include a high performance, industry standard PCI bus, to address both the emerging NT market and large data mining and warehousing applications. The Company is developing future versions within this product family which are designed to increase speed and cartridge capacity and to enhance their integration into both high end network and data archiving applications. Prism products are being developed in close cooperation with existing and potential OEM customers and should provide substantially enhanced compatibility with a wide range of hardware and software interfaces. Current automated tape library architectures are restricted by the SCSI-2 specification which limits the integration of these products into complex systems and network topologies. The Prism architecture permits remote monitoring and management of libraries distributed throughout an enterprise, provide interface flexibility for a wide range of network and channel protocols (including SCSI, FDDI, FC/AL and ATM), and facilitate a much closer integration between the library and other elements of the storage management system. These products will also provide significant added value opportunities for the Company's OEM partners. The Company's statements concerning the timing of the introduction of the initial Prism product and the capabilities of the Prism series are intended to be forward looking statements and actual results may differ as a result of the various risks, including but not limited to, management's allocation of research and development resources, unforeseen defects in the new architecture and the performance of the Company's suppliers.

     P3000 Series. The Company is developing a new enterprise-class DLT library incorporating the Prism Library Architecture called the P3000 series. The P3000 is intended to be the industry's first High Availability ("HA") DLT library offering such advanced features as redundant hot swap power supplies, fan modules and DLT drives. The P3000 will support up to sixteen DLT drives and 320 DLTtape(TM) cartridges. The P3000 is intended to support high performance applications with a high availability, high throughput DLT solution. A fully configured P3000 will have a native capacity of 11.2 terabytes and can achieve backup performance of over one-half terabyte per hour with 2:1 data compression. Libraries in the P3000 Series should be able to be integrated into string of up to five units providing over 50 terabytes of native storage capacity. The P3000 is expected to be fully compatible with the Prism Library Architecture for both advanced functionality and enhanced interface flexibility. The Company anticipates the P3000 will be available to customers in the fourth quarter of 1998.

     L500 Series. In order to provide a DLT library product for the low-end Unix market and the entry-level NT market, the Company is working with Quantum to qualify the Quantum Gemini DLT(TM)stor product as the ATL PowerStor L500 DLT Library. With one to three DLT drives and up to fourteen cartridges, the L500 will complement the Company's other library series by providing an entry-level library product, positioned below the Company's P1000. The Quantum product has been under development for a considerable period of time, and the Company believes that, in cooperation with Quantum, it should be able to complete the development and qualification process and provide the L500 for customer shipments in the second quarter of 1998.

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

Research and Development

     Research and development expense aggregated $8.4 million, $5.7 million, and $1.7 million in fiscal 1998, 1997 and 1996, respectively. The Company's research and development efforts are principally focused on the development of new generations of storage products for the networked computer market. The Company employs 82 engineers and maintains key design teams in the areas of electromechanical, electronic, software, system and process design. The Company has also engaged a number of third parties for product development activities. In addition, the Company continuously solicits and receives consultation from its end users regarding system features and capabilities, and works closely with its OEMs during the development and integration of the OEM products.

     The Company intends to focus its development activities to continue to accommodate advances in DLT technology for integration into the Company's current products. As a leading supplier of DLT libraries, the Company was able to work closely with Quantum during the early stages of the development of the DLT7000 drive which facilitated the Company's rapid development of products using this technology. While all of the Company's products currently feature DLT technology, the Company believes the continued system evolution in the networked computing market has led to an increasing need for automated tape libraries which provide functional capabilities beyond those available with current DLT technology. Accordingly, the Company continues to evaluate emerging drive technologies which it believes will complement DLT.

     Recently Quantum announced that the next generation of DLT technology, super DLT, will become available in the second half of 1999. As a result, the Company anticipates significant research and development activity to support that technology beginning in the fourth quarter of fiscal year 1999.

     The Company has gained significant expertise in the development of automated tape libraries which extends beyond DLT technology and includes, among other things, process automation knowledge and systems design. The Company intends to continue to leverage this expertise to support the development of additional removable storage media technologies which it anticipates will play an important role in the distributed computer market. The Company believes this expertise, together with its experience with a wide variety of tape media, will enable the Company to adapt its products to accommodate evolving storage technologies; however, there can be no assurance that the Company will be able to make such adaptations on a timely basis, if at all.

     The Company believes that, in order to provide comprehensive solutions for the emerging requirements of storage management, it must also design and introduce tape libraries that incorporate embedded firmware and software to further support archiving, data warehousing and HSM applications. The Company has and continues to develop software elements which will complement the use of its products in the Unix market and which will enhance the introduction of its products into the rapidly developing NT market. These permit monitoring and management of the Company's products either within a network structure or through resources such as an enterprise wide intranet and the Internet, and should substantially improve the efficiency and effectiveness of the use of multiple libraries within a single organization. In addition, these products will permit volume management of libraries without requiring extensive backup, archiving or HSM applications, thereby making the products more attractive for smaller scale networks, representing a majority of the NT installations.

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

Competition

     The market for the Company's products is highly competitive and is characterized by rapidly changing technology and evolving standards. The Company believes that its ability to compete depends on a number of factors, including the success and timing of new product development by the Company and its competitors, compatibility of the Company's products with a broad range of computing systems, product performance, reliability and price, and customer support. The Company believes that the principal competitive factors in the networked computing market are storage capacity, data transfer rate, low cost of ownership, price, product quality and reliability, timing of new product introductions and the flexibility to meet customer demand expectations.

     The Company's principal competitors include the following manufacturers of DLT based products: Advanced Digital Information Corporation ("ADIC"), Breece Hill Technologies, Hewlett-Packard, Overland Data and StorageTek. The Company also competes indirectly with a large number of manufacturers offering tape storage systems using formats other than DLT including 8 mm, 4 mm (DAT), 3480 and QIC that have larger installed bases and may be expected to continue to provide intense competition for the DLT format. These competitors include ADIC, Exabyte, Fujitsu, Hitachi, IBM, Spectra Logic and StorageTek. The Company anticipates these competitors will expand the functionality and performance of their selected storage technologies to compete effectively with DLT. In addition, if DLT continues to maintain market acceptance, many of these competitors could elect to offer DLT systems. The Company also expects increased competition from large integrated computer equipment companies, many of whom have historically incorporated their own tape storage products into their mainframe systems, and are broadening their focus to include the distributed computing market. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Sales and Marketing; Principal Customers

     The Company markets and sells its products through indirect sales channels comprised primarily of Value Added Resellers ("VARs") and Original Equipment Manufacturers ("OEMs") pursuant to strategic arrangements and individual purchase agreements. Sales of new technological advancements are often initially made through VARs who generally evaluate, integrate and adopt new technology more quickly than OEMs. As a technology achieves greater market acceptance, OEM sales generally have represented an increased portion of the sales of the products incorporating that technology. During the year ended March 31, 1998, direct sales to VARs and OEMs each accounted for approximately 50% of the Company's total net product sales. In addition, a small number of customers have historically accounted for a substantial proportion of the Company's net sales in recent periods, and the identity of such significant customers changes from period to period. Sales to EMC, DEC and Sun Microsystems accounted for approximately 8.2%, 13.2% and 16.3%, respectively, of the Company's total net sales for the year ended March 31, 1998 and 9.9%, 8.9%, and 3.7%, respectively, for the year ended March 31, 1997. No other customer accounted for 10% or more of the Company's total net sales for these periods.

     The Company has relationships with selected VARs who integrate the Company's products with storage management software to provide comprehensive storage solutions. The Company has certified approximately 35 independent software developers including EMC, Hewlett-Packard, Legato, OpenVision, Spectralogic and Workstation Solutions, among others, who provide storage management software which is compatible with the Company's products. The Company's strategy is to pursue VARs who have expertise in storage management, strong established relationships with end users and the experience to understand and respond to their customers' critical needs. The Company typically enters into a one year Reseller Agreement with its VARs, which are usually subject to cancellation by the Company in the event the VAR does not meet certain requirements. The Company provides marketing and training support for its VARs and offers cooperative marketing programs to certain VARs.

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

     The Company maintains full time sales personnel in five regional sales locations including Boston, Chicago, Atlanta, San Francisco and Washington to facilitate close cooperation and communication with its VAR and OEM customers. The Company also employs an international sales staff which assists in the marketing of the Company's products to VARs and OEMs throughout Europe and Asia. International sales constituted approximately 25% of the Company's total net sales during the year ended March 31, 1998 compared to 21% in the comparable prior year period. The Company anticipates that international sales will continue to represent a significant portion of the Company's total net sales. The Company undertook a sales initiative for Europe in late fiscal 1995 and fiscal 1996 utilizing the pre-existing infrastructure of a European sales subsidiary of Odetics, which offered products manufactured by other business units of Odetics. In order to establish a European presence dedicated solely to expanding the sales of the Company's products, the Company formed ATL Products Limited in the United Kingdom to conduct its European operations. In March 1998, the Company opened a new branch office in Japan and a new subsidiary in Australia in order to support business opportunities in Asia Pacific. Sales to customers outside the United States are subject to certain risks. See Risks Associated with International Sales.

Customer Service and Support

     The quality and reliability of the Company's products and the ongoing support of these products is a key element of the Company's business. All of the Company's products include a one year warranty which provides on-site customer assistance on the next business day in the United States. In addition, warranty coverage may be upgraded to include on-site customer assistance with a four hour response time, which assistance is available 24 hours per day, seven days a week.

     The Company maintains two dedicated service centers and has qualified more than 30 of its VAR and OEM customers as certified maintenance providers ("CMPs") to service and provide support for the Company's products. The Company provides a formal training program for its OEMs, VARs, and CMPs. The CMPs often provide the initial on-site response for on-site repairs, typically replacing parts and possibly even reconfiguring the systems. The CMPs also gather critical data at each call which enables the Company to continue to monitor its robotics systems. To supplement its own domestic field service program, the Company has contracted with a national organization to provide on-call field service to the Company's customers.

Manufacturing

     The Company manufactures all of its tape libraries at its facility in Irvine, California. The Company's corporate headquarters and manufacturing facilities are included within a 120,000 square foot facility, of which approximately 50,000 square feet is allocated to manufacturing. The Company currently operates four assembly lines during one daily eight hour shift.

     The Company manufactures the robotics subassemblies used in its automated tape libraries and performs final assembly and testing of purchased components. The Company's manufacturing processes consist primarily of final systems integration and quality assurance. A significant portion of the manufacturing process consists of quality assurance and testing which is conducted on a 24 hour basis. The Company depends, to a large degree, on outside suppliers to provide most of the components incorporated in the Company's products including the DLT drives, circuit boards, moldings and chassis. The Company intends to continue to outsource as much of the manufacturing as possible in order to maximize manufacturing flexibility. While many of the parts and components used in the Company's products are available from a number of fabricators in California, the DLT drives are available only from a single supplier, Quantum. Quantum may terminate its agreement with the Company for any reason upon 90 days notice. Any disruption in the Company's relationship with such supplier would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company currently purchases most of its circuit boards from one key supplier although a second supplier has been qualified.

Employees

     The Company refers to its employees as associates. At June 1, 1998, the Company employed 342 associates including 133 in manufacturing, 82 in engineering, 38 in customer service, 60 in sales and marketing and 29 in general and administration. The Company also employs a small number of temporary and contract employees. The Company is not a party to any collective bargaining agreement or other similar agreement. The Company has not experienced any work stoppages to date. The Company believes that its relationship with its employees is good.

                                 RISK FACTORS

     The Company's business is subject to a number of risks, some of which are discussed below. Other risks are presented elsewhere in this Report. See in particular, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following risks should be considered carefully in addition to the other information contained in this Report in evaluating the Company and its business before purchasing the shares of the Company's Common Stock.

Fluctuations in Quarterly Operating Results; History of Operating Losses

     The Company's quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, not all of which are in the Company's control. These factors include, without limitation, the size and timing of significant customer orders; the introduction of new products by competitors; the availability of components used in the manufacture of the Company's products; changes in pricing policies by the Company, its suppliers or its competitors; the ability of the Company to develop, introduce, market and gain market acceptance of new products, applications and product enhancements in a timely manner and to control costs; the Company's success in expanding and implementing its sales and marketing programs; technological changes in the distributed computing markets; the Asian economic crisis; the mix of sales among the Company's channels; deferrals of customer orders in anticipation of new products, applications or product enhancements; currency fluctuations; and general economic and market conditions. Moreover, the Company's sales in any quarter typically consist of a relatively small number of large OEM and VAR customer orders, and the timing of a small number of orders can impact quarter to quarter results. The loss of or a substantial reduction in orders from any significant customer could have a material adverse effect on the Company's business, financial condition and results of operations. Since the Company's sales are primarily made through OEMs and VARs who typically provide the Company with relatively short lead times, it is often difficult for the Company to forecast the timing and quantity of orders accurately. The Company's expense levels and its purchases of parts, components and subassemblies are based in part upon its expectations concerning future revenues. Accordingly, if revenue levels are below expectations, whether as a result of product transition or otherwise, operating results are likely to be adversely affected. There can be no assurance that the Company will achieve profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors and other risks discussed below, it is possible that in some future period the Company's operating results may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would probably be materially and adversely affected.

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

     The Company's success also depends in large part upon its relationship with Quantum, who has the exclusive worldwide manufacturing rights for the DLT technology and is the sole supplier of DLT tape drives and upon the Company's ability to continue to obtain adequate supplies of DLT drives from Quantum. There can be no assurance that Quantum will provide an adequate supply of the DLT7000 drives as the Company has not been able to secure any guarantee of the future supply of DLT drives from Quantum. In addition, the Company's agreement with Quantum permits Quantum to terminate its arrangement with the Company for any reason upon providing 90 days written notice to the Company. The disruption or termination of the Company's supply of DLT drives from Quantum would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's relationship with Quantum could be materially and adversely affected to the extent the merger with Quantum is not consummated.

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

Effect of New Product Introductions

     The Company's future operating results will depend significantly on the degree and timing of market acceptance of the Company's P1000 Series (which commenced volume shipments in the forth quarter of fiscal 1998), the continued acceptance of the Company's 7100 Series (first volume shipment commenced in the first quarter of fiscal 1998), and other new products. It is difficult to predict the effect that the announcement of these or other new products (or enhancements to existing products) will have on sales of current products pending the full availability of the new products, or the rate at which such products will be accepted by the market, if at all. For example, the P1000 may result in a reduction in the sales of the Company's 520 Series products as customers re-evaluate their automated solutions requirements given the Company's expanded product line. In addition, manufacturing defects or other operational problems commonly associated with new product introductions could adversely affect the successful introduction of such new products. There can be no assurance that the Company will be able to introduce new products or enhancements to existing products on a timely basis, if at all, or the effect to which such introductions will have on sales of existing products.

Competition

     The data storage market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards.
Competitors vary in the number, scope and breadth of the products and services offered. The Company's principal competitors include the following manufacturers of DLT based products, ADIC, Breece Hill Technologies, Hewlett-Packard, Overland Data and StorageTek. The Company also competes indirectly with a large number of manufacturers offering tape storage systems using formats other than DLT, including 8mm, 4mm (DAT), half inch format (3480) and QIC. Many of these indirect competitors have larger installed bases and may be expected to continue to provide intense competition for the DLT format. These competitors include ADIC, Exabyte, Fujitsu, Hitachi, IBM, Spectra Logic and StorageTek. The Company also competes with suppliers of other removable storage media such as optical storage systems and floppy disks. These competitors are expected to expand the functionality and performance of their selected storage technologies which may render such technologies even more competitive as compared to DLT.
The Company also expects additional competition from large integrated computer equipment companies, many of whom have historically incorporated their own tape storage products into their mainframe systems, and are broadening their focus to include the distributed computing markets. In addition, because there are relatively low barriers to entrance into the tape library market, the Company anticipates increased competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse affect upon the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than the Company, and may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively.

Reliance on OEMs and VARs; Concentration of Sales

     The Company relies heavily upon its relationships with selected OEMs who sell and support the Company's products as part of their comprehensive data storage systems. Sales through OEMs accounted for approximately 50% and 33% of the Company's total net sales in fiscal 1998 and 1997, respectively. The Company is currently investing, and intends to continue to invest, significant resources to develop these OEM relationships. These expenditures could materially and adversely affect the Company's operating margins unless the Company is able to achieve commensurate growth in sales to OEMs.

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

     A small number of customers has historically accounted for a substantial portion of the Company's net sales and the identity of the Company's significant customers has historically varied from period to period. Sales to EMC, DEC and Sun Microsystems accounted for approximately 8.2%, 13.2% and 16.3%, respectively of the Company's total net sales for the year ended March 31, 1998. No other customer accounted for 10% or more of net sales during these periods. The loss of important OEMs or VARs, their reduced focus on the Company's products, or the inability to obtain additional OEMs as the market evolves could materially and adversely affect the Company's business, financial condition and operating results.

Management of Expanding Operations

     The Company is currently experiencing a period of rapid growth which has placed and is expected to continue to place a considerable strain on the Company's management and its administrative, sales and marketing, financial, information systems and operational resources. From April 1, 1997 to March 31, 1998, the size of the Company's staff increased from 176 to 342 employees and further increases in the number of employees are anticipated during fiscal year 1998. The Company believes its success will depend, in part, on its ability to integrate these and additional new employees into the Company rapidly to respond to the anticipated growth of the Company. The Company's ability to manage growth effectively will require it to install its own operational, financial and management controls, reporting systems and procedures independent from Odetics, to establish new management information and control systems and to train, motivate and manage its employees. There can be no assurance that the Company will be able to install such operational, financial and management information and control systems in an efficient and timely manner or that the new structures, systems and controls will be adequate to support the Company's operations and prevent the occurrence of unforeseen management or financial issues. Continued growth will also require the Company to recruit additional key management personnel to expand its engineering and product development capabilities, expand its sales and marketing capabilities, improve its customer service and support functions and to train, motivate and manage additional employees. There can be no assurance that the Company will be able to manage these changes and implement the required programs successfully, and its failure to do so could have a material adverse effect upon the Company's business, financial condition and operating results.

Absence of History as an Independent Entity; Limited Relevance of Historical Financial Information

     The Company was operated as a division of Odetics between January 1993 and March 1997, and accordingly, has had limited independent operating history. Prior to Odetics' distribution in of its remaining 82.9% of its controlling interest in the Company and through the current period, the Company continued to operate as an independent company but was supported by various service agreements between the Company and Odetics intended to facilitate the Company's transition to an independent public company. There can be no assurance that the Company will be able to continue to manage this transition or to develop these independent resources successfully. Also, the Company's financial results as a subsidiary of Odetics may not be representative of what the Company's results of operations and financial condition would have been had the Company been a separate, standalone company during the periods presented or be indicative of future results of operations and the financial condition of the Company.

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

Risks Associated with International Sales

     International product sales represented approximately 25% and 21% of the Company's total net sales during fiscal 1998 and 1997, respectively. The Company maintains sales and support offices in England, Germany, Australia, Japan and Taiwan. The Company believes that international sales will continue to represent a significant portion of its revenues, and that continued growth and profitability will require further expansion of its international operations. The Company's international sales are currently denominated in U.S. dollars, and an increase in the relative value of the dollar could make the Company's products more expensive and, therefore, potentially less price competitive in international markets. Additional risks inherent in international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, difficulties in managing and staffing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of compliance with a wide variety of foreign laws, currency fluctuations and devaluations and political and economical instability. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition. Furthermore, as the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

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

Future Capital Requirements

     On April 1, 1997, the Company entered into a four year promissory note payable to Odetics in the amount of approximately $13.0 million (approximately $10.0 million of which was outstanding at March 31, 1998). This note is payable in sixteen equal quarterly installments of principal plus accrued interest commencing June 30, 1997. On March 25, 1998, the Company obtained a $20.0 million revolving working capital facility through January 2000 and a $6.5 million term loan also due in January 2000. While the Company believes that these facilities should be sufficient to meet its current obligations, the Company does continue to operate in a high growth market with limited capital resources. The Company believes that in order to remain competitive, it may require additional financial resources over the next year for working capital, research and development, and the expansion of sales, marketing and general and administrative functions.

Dependence upon Key Personnel; New Management Personnel.

     The Company's future performance depends to a significant extent on its senior management and other key employees, in particular its Chief Executive Officer, Kevin C. Daly, Ph.D., who has more than eleven years experience in the field of data storage technologies. The loss of Dr. Daly's services would have a material adverse effect on the Company's development and marketing efforts. The Company's future success will also depend in large part upon its ability to attract, retain and motivate highly skilled employees. Competition for such employees, particularly development engineers and experienced senior management, is intense, and there can be no assurance that the Company will be able to continue to attract and retain sufficient numbers of such highly skilled employees. The Company's inability to attract and retain additional key employees or the loss of one or more of its current key employees could have a material adverse effect upon the Company's business, financial condition and results of operations.

Effect of Certain Charter Provisions; Anti-Takeover Effects of Certificate of Incorporation; Bylaws and Delaware Law

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

Anti-Takeover Effect of Shareholder Rights Plan

     On March 12, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan. Under terms of the Plan, preferred stock purchase rights were distributed to the Company's stockholders as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on March 23, 1998. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares. Each Right entitles stockholders to buy one one-thousandth of a share of Series A Preferred Stock of the Company at an exercise price of $60.00. In general, the Rights will be exercisable only if a person or group acquire 15% of more of the Company's Common Stock. Although these Rights are not intended to prevent a takeover, any Rights Plan could be considered to delay or make a merger, tender offer, or proxy contest more difficult thereby potentially adversely affecting the market price of the Company's Common Stock.

Year 2000 Compliance

     Many current computer systems and software products may not correctly distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance. All of the Company's core products have been designed to be Year 2000 compliant and have been tested to establish this compliance. The Company has scheduled a change to its MRP system for the fourth quarter of 1998 to utilize a version of the system that has been established to be Year 2000 compliant. The Company believes that all of its other business systems are currently Year 2000 compliant, but will continue to pursue certification of compliance for all critical business systems. The Company has made Year 2000 compliance a requirement for all purchases of its business systems. The Company may be required to expend additional resources to make Year 2000 compliance corrections to its information systems, which corrections may not be able to be made in a timely basis, if at all. The Company believes that the Year 2000 issues may affect purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. In addition, Year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current systems needs, and, as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business financial condition and results of operation.


ITEM 2.  PROPERTIES.

     The Company's principal administrative, engineering and manufacturing facilities are located in one 120,000 square foot facility in Irvine, California, under a lease which expires in December 2003. The Company has an option to extend the lease for an additional five year period. The base rent is currently approximately $72,000 per month. In addition to the base rent, the Company pays its share of operating expenses, property tax and insurance premiums on the building. The Company is currently in negotiations to lease an additional facility in Irvine, California to accommodate growth of the business. The Company also leases office space in England for sales and service activities and office space for its sales representatives in various domestic and foreign locations.

ITEM 3.  LEGAL MATTERS.

     The Company is not currently a party to any pending litigation that it believes could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.

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

Fiscal Year                                                    High       Low
----------------------------------------------------------   --------   -------
Fiscal Year Ended March 31, 1997
  Fourth Quarter (commencing March 7, 1997)...............    $12.875    $8.000

Fiscal Year Ended March 31, 1998                               High       Low
                                                             --------   -------
   First Quarter..........................................    $11.250    $7.500
   Second Quarter.........................................     13.500     8.625
   Third Quarter..........................................     15.125     9.125
   Fourth Quarter.........................................     16.500     9.125

     As of June 24, 1998, there were 772 record holders of the Company's Common Stock. On June 24, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $25.6875 per share.

Recent Sales of Securities

     Since April 1, 1997, the Company has not sold or issued any unregistered securities.

Dividend Policy

     The Company has never declared or paid cash dividends on shares of its capital stock. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Furthermore, the Agreement with Quantum and the Company's agreement with its lender currently limits the Company's ability to pay cash dividends. The payment of any future dividends will be at the discretion of the Company's Board of Directors, and will depend upon a number of factors, including, but not limited to, future earnings, the success of the Company's business, activities, its capital requirements, the general financial condition and future prospects of the Company, general business conditions, the consent of the Company's principal Lender and such other factors as the Board may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated and combined financial data with respect to the Company's consolidated and combined statement of operations for each of the five years in the period ended March 31, 1998 and the balance sheet data at March 31, 1998, 1997, 1996, 1995 and 1994 are derived from the audited consolidated and combined financial statements of the Company. The financial statements for the fiscal years ended March 31, 1994 and 1995 and the Company's consolidated balance sheet at March 31, 1996 are not included in this Report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated and Combined Financial Statements of the Company and the related notes thereto included elsewhere in this Report.

                                                        Fiscal Year Ended March 31,
                                           ----------------------------------------------------
                                             1998       1997       1996       1995       1994
                                           --------   --------   --------   --------   --------
                                                   (In thousands, except per share data)
Consolidated and Combined Statements
  of Operations Data:
Net sales
  Products                                 $87,910    $53,717    $24,795    $15,898    $15,534
  Service and spare parts                    9,717      6,311      4,615      6,743      4,972
                                           -------    -------    -------    -------    -------
Total net sales                             97,627     60,028     29,410     22,641     20,506
Gross profit
  Products                                  32,509     21,126      9,113      3,623      3,136
  Service and spare parts                    3,821      3,260      1,434      2,095      1,653
                                           -------    -------    -------    -------    -------
Total gross profit                          36,330     24,386     10,547      5,718      4,789

Expenses:
  Research and development                   8,370      5,686      1,731      3,248      2,285
  Sales and marketing                       12,239      7,070      3,718      1,838      1,308
  General and administrative                 4,020      3,392      2,948      2,862      2,549
  Nonrecurring charge                          --         --       1,392      4,042        --
                                           -------    -------    -------    -------    -------
Income (loss) from operations               11,701      8,238        758     (6,272)    (1,353)
Interest expense                               992      1,707      1,861      1,243        542
                                           -------    -------    -------    -------    -------
Income (loss) before income taxes           10,709      6,531     (1,103)    (7,515)    (1,895)

Income taxes                                 2,615      2,600         86        --         --
                                           -------    -------    -------    -------    -------
Net income (loss)                          $ 8,094    $ 3,931    $(1,189)   $(7,515)   $(1,895)
                                           =======    =======    =======    =======    =======

Basic earnings (loss) per share            $   .84    $   .48      $(.15)   $  (.94)   $  (.24)
                                           =======    =======    =======    =======    =======

Diluted earnings (loss) per share(1)       $   .83    $   .48      $(.15)   $  (.94)   $  (.24)
                                           =======    =======    =======    =======    =======

(1) The earnings (loss) per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128 Earnings per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated and combined financial statements.


                                                              As of March 31,
                                           ----------------------------------------------------
                                             1998       1997       1996       1995       1994
                                           --------   --------   --------   --------   --------
                                                              (In thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)                  $21,121    $15,894    $(11,313)  $(9,990)   $(2,875)
Total assets                                55,029     37,925      16,748    11,253     13,195
Total liabilities                           38,072     29,060      26,861    20,091     14,743
Total stockholders' equity (deficit)        16,957      8,865     (10,113)   (8,838)    (1,548)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto contained elsewhere in this Report. This Report contains forward-looking statements that involve a number of risks and uncertainties including, without limitation, those set forth in Item
1. "Business--Risk Factors." The Company's actual results may differ materially from any future performance discussed in the forward-looking statements and in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company was established in 1990 as a division of Odetics to use its technical expertise in information automation technology to develop automated tape libraries that replace the manual storage and retrieval of computer tapes. Initially, the Company and E-Systems, Inc. worked to develop and provide a 19mm automated tape cartridge handling subsystem which the Company introduced in 1992. In 1992, the Company also introduced automated tape handling products for systems employing IBM 3480 and similar industry standard tape cartridges. In 1994, the Company introduced the ATL 2640, its first automated tape library designed for distributed computing environments, based on the DLT format. The Company extended its line of DLT based automated tape libraries in 1995 by introducing its 520 Series, designed for smaller libraries in the midrange and distributed computing environments, applications which historically had required less storage capacity and less formal data processing. In November 1996, the Company announced the introduction of its ATL 7100 tape library series, which was designed for enterprise system administrators who require multiple terabyte backup and archiving. The Company's most recent product, the P1000, was initially shipped in the third fiscal quarter of 1998. The P1000 is the Company's first library series to incorporate the Company's Prism Library Architecture. All of the Company's product sales are currently derived from DLT based automated tape libraries.

     Effective December 31, 1996, Odetics transferred to the Company that portion of its business which provided service and support for the Company's products. The transfer was made at book value and resulted in an increase of $2.3 million in the Company's obligations to Odetics. For financial accounting purposes the transaction has been treated in a manner similar to a pooling of interests, and the financial information for this operation has been included in the Company's financial information for all annual periods presented.

     In July 1996, the Company established its own wholly owned European subsidiary, APL, to facilitate the Company's sales in Europe. For periods prior to the establishment of APL, the Company utilized a subsidiary of Odetics for administrative services related to the distribution of its products in Europe. The revenues, costs and expenses incurred by this entity that relate to the Company's products have been combined in the accompanying selected financial data for all applicable periods in order to present these activities in a manner similar to a pooling of interests.

     In March 1998, the Company established a new sales subsidiary in Australia and a new branch office in Japan. These new locations are intended to support the Company's on-going efforts to expand its business opportunities in the Asia Pacific region.

     The Company's operating expenses have increased significantly in recent periods as the Company has added resources in order to support expanding growth opportunities. The Company also expects operating expenses to increase as the Company continues to build its management and information systems and other infrastructure to support the services previously performed by Odetics. Accordingly, historical overhead expense included herein is not necessarily indicative of the expense which may be incurred by the Company in future periods.

     Odetics and the Company have entered into certain agreements related to the Distribution and governing various interim and continuing relationships between the companies, including (i) a Separation and Distribution Agreement which set forth the principal corporate transactions required to effect the separation of the Company from Odetics, the initial public offering and the Distribution, (ii) a Tax Allocation Agreement which governed the allocation of tax liabilities between the Company and Odetics, and (iii) a Services Agreement, pursuant to which Odetics will continue for an interim period following the initial public offering and the Distribution to perform certain financial, management information and other services for the Company. Items (i) and (ii), above were effectively cancelled upon Odetics distribution of its remaining shares of ATL Stock. During fiscal 1998, charges paid to Odetics pursuant to the Services Agreement have declined as the Company has begun to build its own infrastructure and to incur directly expenses that otherwise would have been included in charges allocated by Odetics.

     In March 1997, the Company completed an initial public offering of 1,650,000 of its Common Stock following which Odetics' beneficial ownership of the Company was reduced to 82.9%. The initial public offering generated net proceeds to the Company of approximately $16.0 million, $6.8 million of those proceeds were used to reduce the Company's obligations to Odetics. The balance of the proceeds was being used to fund working capital requirements. In October 1997, Odetics completed the Distribution by disbursing its remaining ownership interest in the Company to stockholders of Odetics.

Results of Operations

     The following table sets forth for the years indicated, the percentages of net sales represented by each item in the Company's statement of operations.

                                                  Fiscal Year Ended March 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------   --------   --------
Net sales
 Products......................................    90.0%      89.5%      84.3%
 Service and spare parts.......................    10.0%      10.5       15.7
                                                  -----      -----      -----
Total net sales................................   100.0%     100.0%     100.0%
Gross profit
  Products.....................................    37.0       39.3       36.8
  Service and spare parts......................    39.3       51.7       31.1
                                                  -----      -----      -----
Total gross profit                                 37.2       40.6       35.9
Expenses:
  Research and development.....................     8.6        9.5        5.9
  Sales and marketing..........................    12.5       11.8       12.6
  General and administrative...................     4.1        5.6       10.0
  Nonrecurring charge..........................     --         --         4.8
                                                  -----      -----      -----
Income (loss) from operations..................    12.0       13.7        2.6
Interest expense...............................     1.0        2.8        6.3
                                                  -----      -----      -----
Income (loss) before income taxes..............    11.0       10.9       (3.7)
Income taxes...................................     2.7        4.4        0.3
                                                  -----      -----      -----
Net income (loss)..............................     8.3%       6.5%      (4.0)%
                                                  =====      =====      =====

     Net Sales.   Total net sales increased 63% to $97.6 million for the fiscal year ended March 31, 1998 ("fiscal 1998") as compared to total net sales of $60.0 million in fiscal 1997. Total net sales increased 104.1% to $60.0 million in the fiscal year ended March 31, 1997 ("fiscal 1997") from $29.4 million in the fiscal year ended March 31, 1996 ("fiscal 1996").

     Product sales rose to $87.9 million or 63.7% for fiscal 1998 compared to $53.7 million in the prior year period. This overall increase was due to continued growth in the Company's traditional 2640 and 520 product lines as well as strong demand for the Company's 7100 tape library series, which began shipping in the last fiscal quarter of the prior year. Also contributing to the strong growth rate was the fiscal fourth quarter introduction of the P1000, the Company's latest automated tape library offering, as well as increased shipments of tape upgrade kits during both the third and fourth fiscal quarters. Fiscal 1997 product sales increased 116.6% to $53.7 million compared to fiscal 1996, reflecting growth in both the Company's 2640 and 520 tape libraries and the fiscal fourth quarter introduction of the 7100 tape library series.

     Service and spare parts sales include revenue derived from the sales of spare parts and extended service contracts to support the worldwide installed base of tape library products. In fiscal 1998, service revenues represented 10.0% of total net sales compared to 10.5% in fiscal 1997. Total service and spare parts sales levels have increased by 54.0% over fiscal 1997 due to both higher parts sales consistent with the large increase in the worldwide installed base of libraries and increased extended service contract revenues. The Company expects that service revenues in future periods will continue to increase as the initial one-year warranties on prior sales expire and customers purchase extended service contracts. In fiscal 1996, service revenues represented 15.7% of total net sales.

     Gross Profit. Total gross profit as a percent of total net sales declined to 37.2% in fiscal 1998 from 40.6% in fiscal 1997 but rose from 35.9% in fiscal 1996.

     Gross profit on product sales was 37.0% in fiscal 1998 compared to 39.3% in fiscal 1997. The decline in overall gross profit was due primarily to the impact of increased volumes of higher cost DLT7000 drives being included within the Company's libraries. In the fiscal 1998 fourth quarter, over 90% of the libraries sold contained DLT7000 drives. The introduction of the P1000 in the fourth quarter of fiscal 1998 also contributed to lower overall gross profit margins as this product, until volume production commenced, was expected to carry lower overall margins than those of the Company's other product lines. Finally, the increasingly competitive pricing environment for the Company's products, together with the increased investments in operations infrastructure necessary to support the increased production volume, have also contributed to overall lower gross margins. The Company believes that competitive pricing pressures will continue to reduce average selling prices in the future. While the Company continues to work to improve manufacturing efficiencies and reduce component costs, there can be no assurance that these cost reduction activities will be sufficient to offset the potentially negative impact of lower average selling prices. In fiscal 1997, gross profit on product sales was 39.3% compared to 36.8% in fiscal 1996. This increase was attributable to improved absorption of manufacturing overhead resulting from increased production levels as well as reductions in the cost of materials.

     Gross profit on service and spare parts sales was 39.3% in fiscal 1998, 51.7% in fiscal 1997 and 31.1% in fiscal 1996. The decline in fiscal 1998 margins was primarily due to unusually high service margins in 1997 due to both the impact of a higher proportion of spare parts sales and the prior year impact of a favorable nonrecurring adjustment to service inventory reserves. The increase in 1997 margins over 1996 was due to the unfavorable impact of the reserve adjustments recorded in 1996.

     Research and Development. In fiscal 1998, research and development expense increased to $8.4 million (8.6% of total net sales) from $5.7 million (9.5% of total net sales) in fiscal 1997 and from $1.7 million (5.9% of total net sales) in fiscal 1996. The increased fiscal 1998 research and development expenditures resulted from investments to support the Prism Architecture development, the introduction of the 7100 library series, the introduction of the P1000 in the fourth quarter of fiscal 1998, and the development and qualification activities for the new P3000 and L500 library series. The Company also continued its aggressive development efforts in new web-based internet software management tools such as the 1997 introduction of WebAdmin. In addition, the Company has continued to invest in comprehensive development activities with its major OEM customers in order to support the product requirements identified by these important partners. The increase in fiscal 1997 spending over fiscal 1996 levels was due primarily to the development, testing and pre-production activities for the Company's 7100 series, Prism technology development and the incorporation of the new DLT7000 tape technology into the Company's then existing products. The Company expects expenditures for research and development to increase over time and to be higher during periods of new product development when significant expenditures are incurred in preproduction and increased testing. These expenditures may, therefore, fluctuate as a percentage of sales from period to period.

     Sales and Marketing. Sales and marketing expense increased to $12.2 million (12.5% of total net sales) compared to $7.1 million (11.8% of total net sales) in fiscal 1997 and to $3.7 million (12.6% of total net sales) in fiscal 1996. The dollar increases in both years is due to the Company's expansion of its worldwide sales and marketing organizations and related activities in North America, Europe and Asia Pacific. The Company has continued to invest in increased advertising, promotion and tradeshow expenditures necessary to continue to develop new market opportunities. Increased sales variable expenses, such as commissions and travel and entertainment expenses, also increased in a manner consistent with increased sales levels. The Company anticipates that total aggregate spending for sales and marketing will continue to rise as the Company expands both its domestic and international sales and marketing organizations in order to take advantage of the opportunities being presented by the expanding worldwide data storage marketplace.

     General and Administrative. During fiscal 1998, 1997 and 1996, the Company operated with various agreements between the Company and Odetics. Pursuant to these agreements, Odetics has provided various tax, financial, information systems and other administrative support activities to the Company at an established allocated cost. On October 31, 1997, Odetics distributed its remaining 82.9% ownership in the Company's Common Stock to all Odetics stockholders. As a result of this transaction, the Tax Sharing Agreement was terminated. At the same time, the Company continues to operate with other various shared service activities including information systems and other administrative support functions. The Company expects, during fiscal 1999, to continue to build the infrastructure necessary to eventually assume all information system and administrative responsibilities.

     General and administrative expense increased to $4.0 million (4.1% of total net sales) in fiscal 1998 from $3.4 million (5.6% of total net sales) in fiscal 1997 and from $2.9 million (10.0% of total net sales ) in fiscal 1996. The increased aggregate expenses were due largely to the development of the infrastructure noted above and consisted primarily of increased finance, information systems and other infrastructure support personnel. In addition, the Company has incurred increased legal, accounting and other professional fees consistent with the overall growth in its business operations. As the Company continues to add the infrastructure necessary to support both its domestic and international operations, the Company believes that general and administrative expenses will continue to increase in aggregate dollars.

     Nonrecurring Charge. The Company incurred a nonrecurring charge of $1.4 million in fiscal 1996, which consisted of legal expenses incurred in connection with patent infringement litigation with E-Systems, which was settled in May 1996.

     Income Taxes. Through October 31, 1997, the Company was included in the consolidated tax return of its former parent company, Odetics. According to the Tax Sharing Agreement between the two companies, members of the consolidated group that generate taxable losses were not allocated any tax benefit for such losses if the consolidated group as a whole is profitable. Accordingly, for periods prior to April 1, 1996, during which the Company incurred losses, the Company had no domestic income tax provision or benefit. In addition, because the Company's losses have been used to offset Odetics' taxable income in the consolidated federal tax returns, the Company had no loss carry forward available to offset future taxable income. For periods subsequent to April 1, 1996, the Company entered into a Tax Allocation Agreement with Odetics pursuant to which the Company would make a payment to Odetics, or Odetics would make a payment to the Company, as appropriate, in an amount equal to the taxes attributable to the operations of the Company on the consolidated federal income tax returns and consolidated or combined state tax returns filed by Odetics. In addition, the Tax Allocation Agreement provided that members of the Odetics, Inc. consolidated group generating tax losses after April 1, 1996 would be paid by other members which utilize such tax losses to reduce such other members' tax liability. Accordingly, for fiscal 1997, the Company's effective tax rate was 40.0%.

     Subsequent to the Distribution in October 31, 1997, the Company's Tax Allocation Agreement was terminated and the Company has assumed responsibility for its own tax planning strategies and has filed its own federal and state income tax returns. As a result of new tax planning options available to the Company, the Company reported an effective tax rate of 37.0% for the five month period ended March 31, 1998, excluding the favorable impact of the nonrecurring tax benefit recorded in the fiscal fourth quarter.

     During the fourth quarter of fiscal 1998, the Company benefited from an approximate $1.5 million reduction of federal deferred tax valuation allowances provided in prior years. The Company was able to recognize this benefit because its taxable income in the five month period ending March 31, 1998, when the Company was not included in the consolidated tax return of Odetics was sufficient to provide assurance of the realization of previously reserved deferred tax benefits.

     The combination of the factors noted above resulted in an effective tax rate of 24.4% for fiscal 1998 ended compared to 40.0% in fiscal 1997.

     Backlog. The Company builds products both to forecast and to order. As a result, the Company's total net sales during any period are largely dependent upon orders booked and shipped during that period. The Company includes in its backlog those customer orders for which it has received purchase orders and for which shipment is scheduled within the next twelve months; however, most orders are filled within 90 days. In general, all purchase orders are cancelable under certain circumstances. Due to the potential cancellation or orders and delays in customer shipments and delivery schedules, the Company's backlog at any period may not be indicative of actual sales for any succeeding period.

     Although the Company primarily attempts to build to order, it must purchase components and subassemblies and incur operating expenses which are relatively fixed in nature based upon forecasted orders. If orders do not meet the Company's forecast in any given quarter, the adverse impact of a shortfall in revenue may be magnified by the Company's inability to reduce expenditures quickly, and could have a material adverse effect upon the Company's results of operations for that period.

Liquidity and Capital Resources

     Total working capital increased to $21.1 million at March 31, 1998 from $15.9 million at March 31, 1997 due primarily to increases in inventory and accounts receivable, offset by increases in accounts payable and other accrued liabilities. During fiscal 1998, the Company used $3.7 million in cash from operating activities primarily to finance higher inventory levels. The Company also used approximately $3.8 million in fiscal 1998 in order to purchase equipment and make leasehold improvement additions.

     The Company was originally capitalized with a $1.0 million capital investment provided by Odetics. Since its inception, and until its initial public offering in March 1997, the Company relied primarily upon interest bearing advances from Odetics to fund its working capital requirements. On December 31, 1996, the Company purchased from Odetics the net assets of the division of Odetics that provided service and support for the Company's products for $2.3 million. This purchase was reflected as an increase in the Company's current obligation to Odetics. On April 1, 1997, the Company entered into a promissory note payable to Odetics in the original principal amount of $13.0 million, which represented the aggregate balance of the Company's cumulative borrowings from Odetics. This note bears interest at a rate equal to Odetics' cost of borrowing with principal and interest payments due in sixteen equal quarterly installments at the end of each quarter beginning June 30, 1997 and ending on March 31, 2001.

     In March 1997, the Company completed an initial public offering of 1,650,000 shares of its Common Stock. The Company generated $15.9 million of cash from the initial public offering and used $8.9 million to repay intercompany indebtedness to Odetics and approximately $2.0 million for purchases of equipment and leasehold improvements. During fiscal 1997, the Company also generated approximately $4.5 million of cash from operating activities, of which $3.9 million was provided through net income.

     In March 1998, in order to facilitate the Company's worldwide sales growth, the Company secured a new credit facility with Union Bank of California through January 2000. This facility includes a $20.0 million working capital line, subject to a maximum borrowing base restriction on the Company's eligible accounts receivable and a $6.5 million term loan which is available to the Company on a quarterly basis in order to fund quarterly debt repayments to Odetics, Inc. This facility also provides for borrowings at the lesser of the bank's prime rate or at LIBOR plus 1.75% to 2.25% basis points, depending upon borrowing level, and is secured by all of the Company's assets. This facility requires the Company to comply with various financial covenants and other standard compliance requirements. At March 31, 1998, the Company had outstanding approximately $2.0 million on the working capital line and $812,000 on the term loan. The Company believes that available borrowings under its new credit facility, together with funds generated from operations, will be adequate to support the Company's current obligations.

YEAR 2000 COMPLIANCE

     Many current computer systems and software products may not correctly distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance. All of the Company's core products have been designed to be Year 2000 compliant and have been tested to establish this compliance. The Company has scheduled a change to its MRP system for the fourth quarter of 1998 to utilize a version of the system that has been established to be Year 2000 compliant. The Company does not expect the cost of this upgrade to be significant. The Company believes that all of its other business systems are currently Year 2000 compliant, but will continue to pursue certification of compliance for all critical business systems. The Company has made Year 2000 compliance a requirement for all purchases of its business systems. The Company may be required to expend additional resources to make Year 2000 compliance corrections to its information systems, which corrections may not be able to be made in a timely basis, if at all. The Company believes that the Year 2000 issues may affect purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. In addition, Year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current systems needs, and, as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business financial condition and results of operation.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers and directors of the Company and their ages as of June 25,1998 are as follows:

Name                            Age   Position
------------------------------  ---   --------------------------------

Kevin C. Daly, Ph.D...........   53   Chairman of the Board, President and
                                      Chief Executive Officer
Mark P. de Raad...............   39   Vice President and Chief Financial Officer
Chester Baffa.................   58   Vice President, Marketing and Sales
Todd Kreter...................   38   Vice President, Operations
Steve Morihiro................   40   Vice President, Engineering
James A. Pipp.................   53   Vice President, Controller and Secretary
Mark P. Spowart...............   46   Vice President, Worldwide Sales
Crandall Gudmundson (1).......   67   Director
Joel Slutzky (1)..............   59   Director
Thomas L. Thomas..............   48   Director
Paul E. Wright (1)............   67   Director

____________________
(1)  Member of the Audit Committee and the Compensation Committee.

     Directors are elected annually and serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.
Officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships among any of the directors or officers of the Company.

     Kevin C. Daly, Ph.D. has served as President and Chief Executive Officer and a member of the Board of Directors of the Company since its formation in January 1993, and Chairman of the Board since December 1996. Dr. Daly has also served as a member of the Board of Directors of Odetics since June 1993 and as Vice President and Chief Technical Officer of Odetics from 1987 to 1997. Prior to that, Dr. Daly served as the Director of Space Systems of Odetics since 1985 when he joined Odetics. From March 1974 until June 1985, Dr. Daly served as the Director of the Control and Dynamics Division of the Charles Stark Draper Laboratory. During that period, Dr. Daly participated in the design and development of guidance, navigation and control systems for several major space programs including the United States Space Shuttle program. Dr. Daly served as a manager of electronic systems for a major space program of the United States Air Force from March 1970 to March 1974. Dr. Daly has also served on several advisory committees to the United States Government.

     Mark P. de Raad has served as Chief Financial Officer of the Company since September 1997. Prior to joining the Company, Mr. de Raad was employed, since 1987, by AST Research, Inc, a worldwide manufacturer of personal computers, in various positions, most recently as Vice President, Finance, Treasurer and Principal Accounting Officer. Prior to 1987, Mr. de Raad was employed by Tandem Computers, Inc. and KMPG Peat Marwick, LLP. Mr. de Raad is a certified public accountant.

     Chester Baffa has served as Vice President, Marketing and Sales of the Company since June 1995. Prior to joining the Company, Mr. Baffa was Senior Vice President, Marketing and Sales at Micropolis, Inc., a manufacturer of high capacity disk and RAID storage products from May 1983 until September 1994. Prior to May 1983, Mr. Baffa was Vice President, Marketing and Sales at Oki Data Corp.

     Todd Kreter has served as the Company's Vice President, Operations since June 1996 and as Director of Operations from January 1993 until June 1996. Mr. Kreter served as a project manager at Odetics from 1990 until 1992. Mr. Kreter was an engineer for Omutec, a division of Odetics which is engaged in production of flight control hardware for commercial and military aircraft from 1986 until 1990. Prior to 1986, Mr. Kreter was a research and development engineer at Ford Aerospace Corporation.

     Steve Morihiro has served as the Company's Vice President, Engineering since June 1996. Mr. Morihiro served as the Company's Director of Engineering from December 1994 until June 1996, as Engineering Manager from October 1992 until December 1994 and as a Project Manager from January 1992 until October 1992. Mr. Morihiro served as a mechanical engineering manager at Odetics for the Advanced Intelligent Machines division from October 1990 until October 1991 and as operations manager from October 1991 until December 1991. Prior to joining Odetics, Mr. Morihiro served from 1979 until 1982, and then again from 1983 until 1990, in various engineering and program management capacities at Western Design Corporation, a developer and manufacturer of material handling equipment for the defense industry.

     James A. Pipp has served as the Vice President, Controller and Secretary of the Company since June 1996 and as Controller since January 1993. From 1981 to 1993, Mr. Pipp served as the Corporate Controller of Odetics. Mr. Pipp is a certified public accountant.

     Mark Spowart has served as Vice President, Worldwide Sales since June 1996 and has been responsible for the development and organization of the Company's sales force since March 1992. Prior to joining the Company, Mr. Spowart served in general sales management positions in various segments of the computer industry including mainframe systems, Unix client servers and PC LAN. From April 1990 to March 1992, Mr. Spowart was District Manager for Auspex Systems, and from March 1982 until April 1990, Mr. Spowart was employed by Memorex Telex in general sales management positions.

     Crandall Gudmundson has served as a director of the Company since 1993.
Mr. Gudmundson is a co-founder of Odetics, has served as President of Odetics since 1975 since his retirement in late 1997, and has been a director of Odetics since 1979. Mr. Gudmundson has also served as a director of Odetics since 1969. Prior to co-founding Odetics, Mr. Gudmundson was the lead project engineer for Leach Corporation.

     Joel Slutzky has served as a director of the Company since its formation in January 1993. Mr. Slutzky has served as Chairman of the Board and Chief Executive Officer of Odetics since he co-founded Odetics in 1969. From May 1993 until January 1994, Mr. Slutzky also served as the Chief Financial Officer of Odetics, and as President of Odetics from 1969 to 1975. Prior to that, Mr. Slutzky was an engineering manager at Leach Corporation, now part of the Lockheed Electronics Division of Lockheed Corporation.

     Thomas L. Thomas has served as a director of the Company since November 1997. Mr. Thomas has been the Senior Vice President and Chief Information Officer, Global Information Systems of 3Com Corporation since August 1996 and a member of the Executive Committee of 3Com. From September 1995 through July 1996, Mr. Thomas served as the Vice President and Chief Information Officer, Global Information Systems. Prior to joining 3Com, Mr. Thomas had been Vice President and Chief Information Officer of Dell Computer Corporation, a manufacturer of personal computers, from 1993 to 1995. Prior to that, Mr. Thomas served as Vice President of Management Information Systems at Kraft General Foods from 1987 to 1993, and at Sara Lee Corporation from 1981 to 1987. Mr. Thomas currently serves on several Industry Advisory Boards for Dell Computer Corporation and Vital Signs.

     Paul E. Wright was appointed as a director of the Company in July 1997.
Mr. Wright is the President of Wright Associates--Engineering and Business Consultants, a company he formed in 1997. Mr. Wright served as the Chairman of Chrysler Technologies Corp., the aerospace and defense electronics subsidiary of Chrysler Corporation, from 1988 until his retirement in 1997. From 1986 to 1988, Mr. Wright served as President and Chief Operating Officer of Fairchild Industries, Inc. Prior to joining Fairchild, he was employed for 28 years by RCA Corporation, where he last served as the Senior Vice President responsible for planning RCA's merger into General Electric Corporation. Mr. Wright has also served as a director of Odetics since 1993.

Compensation of Directors

     The Company reimburses all for out-of-pocket expenses incurred in attending meetings of the Board and any committee thereof., and currently pays to Messrs. Thomas and Wright $15,000 annually for serving on the Board of Directors. Nonemployee directors are eligible to receive periodic option grants pursuant to the Automatic Option Grant Program under the 1997 Option Plan. Under the 1997 Option Plan, each nonemployee director received an option to purchase 10,000 shares of Class A Common Stock in connection with his initial appointment to the Board of Directors and will receive an additional option to purchase 5,000 shares on the date of each Annual Meeting thereafter. Each such option will have an exercise price equal to the fair market value per share of the Class A Common Stock on the grant date and will have a maximum term of ten years, subject to earlier termination following the optionee's cessation of service as a Board member. See "1997 Stock Incentive Plan."

Board Meetings and Committees

     The Company has two standing committees, the Compensation Committee and the Audit Committee, both of which were formed after fiscal 1997 upon the completion of the Company's initial public offering. The Company has no standing nominating committee, and the Board as a whole acts upon matters which would otherwise be the responsibility of a nominating committee. The Audit Committee supervises and reviews the audit and audit review programs and procedures of the Company's independent auditors, the Company's internal accounting staff and the results of internal auditing procedures. The Audit Committee also reviews the independence, professional services, fees, plans and results of the independent auditors' engagement, and recommends their retention or discharge to the Board. The members of the Company's Audit Committee are Messrs. Gudmundson, Slutzky and Wright. The Audit Committee held one meeting during the fiscal year ended March 31, 1998.

     The Compensation Committee will make recommendations to the Board concerning the compensation of all officers of the Company and will administer the Company's stock option plans. The members of the Company's Compensation Committee are Messrs. Gudmundson and Slutzky. The Compensation Committee held one meeting during fiscal 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) reports filed by such person. Based solely upon the Company's review of such reports furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and 10% stockholders were complied with, except for the following transactions which where reported late: (i) the grant of options to purchase 10,000 shares of Class A Common Stock to Mr. Gudmundson in November 1997; and (ii) the grant of options to purchase 10,000 shares of Class A Common Stock by Mr. Slutzky in November 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth for the fiscal year ended March 31, 1998, all compensation received for services rendered to the Company in all capacities by the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose salary plus bonus exceeded $100,000 in fiscal 1998 (collectively, the "Named Executive Officers"). Amounts for fiscal 1997 and fiscal 1996 reflect the amount paid by Odetics and its subsidiaries on an aggregate basis for periods prior to the Distribution.

Summary Compensation Table

                                                                                   Long Term
                                             Annual Compensation                  Compensation
                                           -----------------------   ----------------------------------------
                                                                     Restricted    Securities     All Other
          Name and                Fiscal                               Stock       Underlying    Compensation
     Principal Positions           Year    Salary($)(1)   Bonus($)   Awards (2)   Options(#)(3)     ($)(5)
     -------------------          ------   ------------   --------   ----------   ------------   ------------
Kevin C. Daly, Ph.D.               1998     $196,257      $125,000        --             --         $4,023
   Chief Executive Officer,        1997      201,810        60,000        263         250,000         4,106
   President and Chairman          1996      164,104        50,000      2,465         12,000         3,258
   of the Board                                                                       10,000 (4)

Chester Baffa                      1998      192,740        95,200        --             --          5,913
   Vice President, Marketing       1997      144,938        74,000        263         50,000           --
   and Sales                       1996      100,067        36,668      1,914            --            --

Mark Spowart                       1998      145,965        133,107       --             --            --
   Vice President,                 1997      106,384        192,979       263          50,000         4,021
   Worldwide Sales                 1996       90,312        173,739     2,567            --          4,610

Steve Morihiro                     1998      114,404         65,000       --             --          3,253
   Vice President, Engineering     1997       96,000         15,000       171         50,000         3,120
                                   1996       99,205          5,000     1,697          1,500         2,976
                                                                                         667 (4)

Todd Kreter                        1998      114,461         50,000       --             --          3,237
   Vice President, Engineering     1997       96,648         15,000       163         50,000           --
                                   1996       83,240          5,000     1,388          2,000           --

___________________
(1) Includes amounts deferred under Odetics' Executive Deferral Plan and the Company's and Odetics' Section 401(k) Plan.

(2) Represents Odetics contribution to Odetics' Associate Stock Ownership Plan for the benefit of the Named Executive Officer during the periods prior to the Distribution based on the closing price of Odetics' Class A Common Stock at March 31, 1997 and March 31, 1996.

(3) Options granted in fiscal 1996 represent options to purchase shares of Class A Common Stock of Odetics. All other options indicated represent the options to purchase shares of the Company's Class B Common Stock.

(4) During fiscal 1996, Odetics offered all holders of Odetics' options that were granted in fiscal 1994 the opportunity to have the option exercise price of outstanding fiscal 1994 options reduced to the then current 1996 trading price. In connection with any such option repricing, one-third of any repriced options were required to be cancelled. The option information contained in this table does not take into account any options that may have been cancelled in connection with any option repricing.

(5) Represents the Company's matching contribution under the Company's Section 401(k) Plan to the respective accounts of the Named Executive Officers. For periods prior to the Distribution, represents Odetics' matching contribution under Odetics' Section 401(k) Plan to the respective accounts of the Names Executive Officers.

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year-End Option
Values

     The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of March 31, 1998: All of the following options entitle the holders thereof to purchase shares of the Company's Class B Common Stock.

                           Shares                    Number of Securities Underlying      Value of Unexercised
                         Acquired on      Value             Unexercised Options           In-the Money Options
        Name             Exercise(#)   Realized($)         at Fiscal Year End(#)        at Fiscal Year End($)(1)
        ----             -----------   -----------   -------------------------------   --------------------------
                                                      Exercisable     Unexercisable    Exercisable  Unexercisable
                                                     -------------   ---------------   -----------  -------------
Kevin C. Daly                 --           --           104,114          145,884        $1,119,226    $1,568,253
Chester Baffa                 --           --            20,833           29,167           223,955       313,545
Mark Spowart                  --           --            20,833           29,167           223,955       313,545
Steve Morihiro                --           --            20,833           29,167           223,955       313,545
Todd Kreter                   --           --            20,833           29,167           223,955       313,545

________________
(1) Based upon the market price of $15.75 per share, determined on the basis of the closing selling price per share of the Company's Class A Common Stock on the Nasdaq National Market on March 31, 1998, less the option exercise price payable per share.

Employment Contracts, Termination of Employment and Change in Control Arrangements.

     While the Company does not currently have any employment contracts in effect with any of its executive officers, the Board of Directors adopted a Severance Plan in 1998, which provides for the payment of certain separation benefits to officers and other employees of the Company in the event of termination, other than for cause, following a change in control of the Company. The Severance Plan defines a "change in control" of the Company generally as any of the following transactions: (a) the acquisition by an unrelated third party of beneficial ownership of more than 50% of the voting securities of the Company by a tender or exchange offer made directly to the Company's stockholders, (b) a merger or consolidation in which securities possessing more than 50% of the total combined voting power of the Company's securities are transferred to persons different than those holding such securities immediately prior to the transaction, or (c) the sale, transfer or other disposition of all or substantially all of the Company's assets in a complete liquidation or dissolution of the Company.

     Under the Severance Plan, certain officers of the Company are entitled to receive twice their annual compensation (then current base salary and management bonus plan) for a period of two years following termination. Benefits will also be provided for the same period, and the acquiror will provide executive outplacement, financial counseling and gross-up for any excise taxes imposed on any parachute payments and any income taxes or excise taxes relating to the gross-up payment. There is no requirement of mitigation and payments are not reduced if the participant finds employment during the payout period; provided, however, that the recipient may not render services for any competitive organization or engage in any business competitive with the Company.

     In addition to actual termination, officers may terminate their employment and be entitled to separation benefits if at any time during the two year period following the closing of a change of control transaction (the "Closing") (i) the officer's annual compensation (including average annual bonus during the preceding three years or such shorter term as the officer has been employed) is reduced below the highest amount such officer has earned from and including the date of the Closing, (ii) the officer's duties, responsibilities (including title and reporting requirements) and perquisites are diminished in comparison to his or her duties, responsibilities and perquisites immediately prior to the Closing, or (iii) the officer is required to be based at a location more than 25 miles from the location where his or her services were performed on the date of the Closing or is required to travel materially more often or for materially longer periods than required prior to the Closing.

     Non-officer employees may also be entitled to Separation Benefits following a change in control up to a maximum of 12 months for Director level employees, 9 months for Manager and Supervisor level employees and 6 months for other employees. Such non-officer may also terminate their employment and receive Separation Benefits if their annual base salary is reduced or they are required to be based more than 25 miles from where they were based on the date of the Closing.

     In addition to the Severance Plan, the Company also provides incentives such as salary, benefits and option grants (which are typically subject to a three or four year vesting schedule) to attract and retain executive officers and other key associates. The Compensation Committee, as Plan Administrator of the 1997 Stock Incentive Plan and the 1996 Stock Incentive Plan, will have the authority to provide for the accelerated vesting of the shares of Common Stock subject to any outstanding options held by such individual, in connection with the termination of the individual's employment following an acquisition in which these options are assumed or the repurchase rights with respect to the unvested shares are assigned or certain hostile changes in control of the Company. Other than such accelerated vesting, there is no agreement or policy which would entitle any executive officers to severance payments or any other compensation as a result of such officer's termination.

Indemnification Of Directors And Officers

     Under Section 145 of the Delaware General Corporation Law, the Company can indemnify its directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). The Company's Bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by law and require the Company to advance litigation expenses upon receipt by the Company of an undertaking by the director or officer to repay such advances if it is ultimately determined that the director or officer is not entitled to indemnification. The Bylaws further provide that rights conferred under such Bylaws do not exclude any other right such persons may have or acquire under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise.

     The Company's Certificate of Incorporation provides that, pursuant to Delaware Law, its directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision in the Certificate of Incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware Law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company or its stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

     The Company has entered into agreements to indemnify its directors and certain of its officers in addition to the indemnification provided for in the Certificate of Incorporation and Bylaws. These agreements, among other things, require the Company to indemnify its directors and certain of its officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by such person in any action or proceeding, including any action by or in the right of the Company, on account of services as a director or officer of the Company, or as a director or officer of any other company or enterprise to which the person provides services at the request of the Company.

1997 Stock Incentive Plan

     The Company's 1997 Stock Incentive Plan (the "1997 Plan") was adopted by the Board of Directors and became effective on September 4, 1997 upon adoption by the Company's stockholders. A total of 200,000 shares of Class A Common Stock have been authorized for issuance under the 1997 Plan. In no event may any one participant in the 1997 Plan receive option grants or direct stock issuances for more than 50,000 shares in the aggregate per calendar year.

     The 1997 Plan contains three separate equity incentive programs: (i) a Discretionary Option Grant Program, (ii) a Stock Issuance Program, and (iii) an Automatic Option Grant Program. The Company has reserved 200,000 shares of the Company's Class A Common Stock for issuance under the 1997 Plan. In no event may any one participant in the 1997 Plan be granted stock options, separately exercisable stock appreciation rights and direct stock issuances for more than 50,000 shares in the aggregate per calendar year. Shares subject to any outstanding options under the 1997 Plan which expire or otherwise terminate prior to exercise will be available for subsequent option grants and direct issuances. Unvested shares issued under the 1997 Plan and subsequently repurchased by the Company, at the exercise price or direct issue price paid per share, pursuant to its repurchase rights under the 1997 Plan will also be available for subsequent issuance. However, shares subject to any option surrendered in accordance with the stock appreciation right provisions of the 1997 Plan will not be available for subsequent issuance.

     The Compensation Committee of the Board will serve as the initial Plan Administrator with respect to the Discretionary Option Grant and Stock Issuance Programs. The term "Plan Administrator" as used herein will mean the Compensation Committee or any other appointed committee acting within the scope of its administrative authority under the 1997 Plan. Administration of the Automatic Option Grant Program will be self-executing in accordance with the express provisions of such program.

     Officers and employees, nonemployee Board members and independent consultants and advisors in the service of the Company or its parent and subsidiaries (whether now existing or subsequently established) are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs. Only nonemployee members of the Board will be eligible to participate in the Automatic Option Grant Program.

     Discretionary Option Grant Program. The Plan Administrator has complete discretion under the Discretionary Option Grant Program to determine which eligible individuals are to receive option grants, the time or times when such grants are to be made, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a nonstatutory option under the federal tax laws, the vesting schedule (if any) to be in effect for the option grant and the maximum term for which any granted
option is to remain outstanding.   Each granted option will have an exercise
price per share not less than one hundred percent (100%) of the fair market value per share of Class A Common Stock on the option grant date, and no granted option will have a term in excess of ten (10) years. The option will generally become exercisable in a series of installments over a specified period of service measured from the grant date. The Plan Administrator is also authorized to issue tandem stock appreciation rights and limited stock appreciation rights in connection with option grants made under the Discretionary Option Grant Program. The Plan Administrator also has the authority to effect the cancellation of outstanding options under the Discretionary Option Grant Program and to issue replacement options with an exercise price equal to the fair market value per share of Class A Common Stock at the time of the new grant.

     Stock Issuance Program. The Company may sell shares of Class A Common Stock under the Stock Issuance Program at a price per share not less than one hundred percent (100%) of their fair market value, payable in cash or through a promissory note payable to the Company. Shares may also be issued as a bonus for past services. The shares issued as a bonus for past services will be fully vested upon issuance. All other shares issued under the program will be subject to a vesting schedule tied to the performance of service or the attainment of performance goals. The Plan Administrator will, however, have the discretionary authority at any time to accelerate the vesting of any and all unvested shares outstanding under the 1997 Plan.

     Automatic Option Grant Program. Under the Automatic Option Grant Program, nonemployee Board members will receive option grants at specified intervals over their period of Board service. Under this program, each individual serving as a nonemployee Board member on the Effective Date of the 1997 Plan will automatically be granted on that date a nonstatutory option to purchase 10,000 shares of Class A Common Stock. Each individual who first becomes a nonemployee Board member on or after the Effective Date, whether through election by the stockholders or appointment by the Board, will automatically be granted, at the time of such initial election or appointment, a nonstatutory option to purchase 5,000 shares of Class A Common Stock, provided such individual has not previously been in the Company's employ.

     Each automatic option grant will have an exercise price per share equal to 100% of the fair market value per share of Class A Common Stock on the grant date and a maximum term of ten years measured from such date. Each option will be immediately exercisable for all of the option shares. Any shares purchased under the option will, however, be subject to repurchase by the Company at the exercise price paid per share upon the optionee's cessation of Board service prior to vesting in those shares. The shares of Class A Common Stock subject to each initial 10,000 share grant will vest in a series of four successive equal annual installments over the optionee's period of continued Board service measured from the automatic grant date, and the shares subject to each annual 5,000 share grant will vest in full upon the optionee's completion of one year of Board service measured from the grant date. Each automatic option will remain exercisable for a twelve month period following the optionee's cessation of service as a Board member. In no event, however, may the option be exercised after the expiration date of the option term. During the applicable post-service exercise period, the option may not be exercised for more than the number of option shares (if any) in which the Board member is vested at the time of his or her cessation of Board service. The shares subject to each automatic option grant will immediately vest upon (i) the optionee's death or permanent disability while a Board member, (ii) an acquisition of the Company by merger or asset sale, (iii) the successful completion of a tender offer for more than 50% of the Company's outstanding voting stock, or (iv) a change in the majority of the Board effected through one or more contested elections for Board membership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 24, 1998, the number and percentage ownership of the Company's Class A Common Stock and Class B Common Stock owned by (i) each of the Named Executive Officers in the Summary Compensation Table which appears elsewhere herein, (ii) each director of the Company, and (iii) all Executive Officers and Directors of the Company as a group.

                                         Amount of Common Stock    Percentage of
Name of Beneficial Owner                  Beneficially Owned(1)       Class(1)
------------------------                 ----------------------    -------------
Kevin C. Daly, Ph.D.                              180,984 (2)            1.9
Chester Baffa                                      27,331 (3)             *
Mark P. Spowart                                    32,913 (3)             *
Steve Morihiro                                     32,378 (3)             *
Todd Kreter                                        25,831 (3)             *
Crandall Gudmundson                               186,728                1.9
Joel Slutzky                                      497,146                5.5
Thomas L. Thomas                                      --                 --
Paul E. Wright                                     35,145                 *
All directors and executive officers
as a group (11 persons)                         1,027,771 (5)           10.6

_____________
 *   Less than one percent.

(1) The number of shares beneficially owned and the percentage of shares beneficially owned are based on 9,655,000 shares of Class A Common Stock and no shares of Class B Common Stock outstanding as of March 31, 1998. Beneficial ownership is determined in accordance with the rules and regulations of the Commission. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 1998 are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, such person have sole voting and investment power with respect to all shares of the Company Common Stock shown as beneficially owned by them.

(2) Includes 104,155 shares of Class B Common Stock issuable upon exercise of vested options.

(3) Includes 20,833 shares of Class B Common Stock issuable upon exercise of vested options.

(4)  Includes 299,257 shares held by the Slutzky Family Trust.

(5) Includes 208,331 shares of Class A Common Stock issuable upon exercise of vested options

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to the Company's initial public offering in March 1997 (the "IPO"), the Company was a wholly owned subsidiary of Odetics. As the sole stockholder, Odetics maintained substantial control over the operations of the Company and provided the Company with significant management, financial, administrative and other resources, including treasury, accounting, tax, internal audit, legal, human resources, sales and marketing and other support services. In May 1997, the Company and Odetics entered into a Separation and Distribution Agreement, pursuant to which, in October 1997 Odetics completed a tax free distribution of all of Odetics' shares of Class A Common Stock of the Company to the stockholders of Odetics (the "Distribution").

     The Separation and Distribution Agreement set forth the agreements between the Company and Odetics with respect to the principal corporate transactions required to effect the IPO, to separate the operations of the Company from Odetics (the "Separation"), and to facilitate the Distribution. Pursuant to this agreement, Odetics sold all assets related to the business of the Company to the Company, and the Company assumed and agreed to faithfully perform and fulfill all related liabilities and obligations. All assets conveyed were transferred for a purchase price equal to their respective book values, calculated in accordance with generally accepted accounting principles, which the parties believe was equivalent to the fair market value thereof.

     The Separation and Distribution Agreement also provided for a full and complete release and discharge after the IPO of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the IPO, between or among the Company and its affiliates, on the one hand, and Odetics and its affiliates, on the other hand (including any contractual agreements or arrangements existing or alleged to exist between or among them on or before the IPO), except as expressly set forth in the Separation and Distribution Agreement.

     The Company agreed to indemnify, defend and hold Odetics and its affiliates harmless from and against all liabilities relating to, arising out of or resulting from (i) the failure of the Company or any other person to pay, perform or otherwise promptly discharge any Company liabilities in accordance with their respective terms, (ii) the Company's business, or any contract of the Company, (iii) any breach by the Company or of the Separation and Distribution Agreement or any ancillary agreements, and (iv) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the Company's Registration Statement on Form S-1 in connection with the IPO.

     Odetics agreed to indemnify, defend and hold the Company and its affiliates harmless from and against all liabilities relating to, arising out of or resulting from (i) the failure of Odetics or any other person to pay, perform or otherwise promptly discharge any liabilities of Odetics, (ii) the business of Odetics or any contract of Odetics, and (iii) any breach by Odetics or any of its affiliates of the Separation and Distribution Agreement or any ancillary agreements. Neither the Company nor Odetics is aware of any liabilities existing as of the date hereof which would give rise to an indemnification obligation under the Separation and Distribution Agreement. The Separation and Distribution Agreement also provided that during the period prior to the Distribution, the Company would reimburse Odetics for its proportionate share of premiums paid or accrued on insurance policies under which the Company had coverage.

     In fiscal year 1998, the Company was charged and/or allocated expenses of $506,000. The costs of these services were directly charged and/or allocated using methods that the Company's management believes are reasonable, although not necessarily indicative of the costs the Company would have incurred to obtain these services had it been a separate entity. Neither Odetics nor the Company conducted any study or obtained any estimates from third parties to determine what the cost of obtaining such services from third parties may have been.

     In October 1997, twelve employees borrowed an aggregate of approximately $237,000 from Odetics to finance the exercise of options to purchase Class A Common Stock of Odetics. Such loans were evidenced by promissory notes which bear interest at 5.7% per annum and are due payable upon the expiration date of the original options, which dates range from December 1997 to May 2005. Such employees included Kevin C. Daly, the Company's Chief Executive Officer, President and Chairman of the Board, whose initial principal balance under such notes was approximately $171,000. In March 1998, the Company purchased all of these promissory notes from Odetics for an aggregate purchase price of $244,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this Report:

          1. Financial Statements. The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                            Page
                                                                            ----
Index to Consolidated and Combined Financial Statements..................   F-1
Report of Independent Auditors...........................................   F-2
Consolidated Balance Sheets as of March 31, 1998 and 1997................   F-3
Consolidated and Combined Statements of Operations for the years ended
    March 31, 1998, 1997 and 1996........................................   F-5
Consolidated and Combined Statements of Stockholders' Equity
    for the years ended March 31, 1998, 1997 and 1996....................   F-6
Consolidated and Combined Statements of Cash Flows for the years ended
    March 31, 1998, 1997 and 1996........................................   F-7
Notes to Consolidated and Combined Financial Statements..................   F-8

          2. Financial Statement Schedules. The following financial statement schedule of the Company is included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

                                                                            Page
                                                                            ----

     Schedule II - Consolidated Valuation and Qualifying Accounts........   S-1

          3.    Exhibits.

          3.1 Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on December 19, 1996/(1)/
          3.2 Certificate of Merger of the Company as filed with the Delaware Secretary of State on December 19, 1996/(1)/
          3.3   Bylaws of the Company/(1)/
          4.1   Specimen certificate representing shares of Class A
                Common Stock of the Company./(1)/
          4.2   1996 Stock Incentive Plan./(1)/
          4.3 Form of Notice of Grant of Stock Option and related Stock Option Agreement under 1996 Stock Incentive Plan./(1)/
          10.1  Form of Indemnification Agreement./(1)/
          10.2 Real Property lease, dated October 9, 1996, by and between Thomas M. Zapara and Violet J. Zapara, Trustees of the Zapara Family Trust U/D/T dated December 7, 1995 and Company, a wholly-owned subsidiary of Odetics, Inc./(1)/
          10.3 Separation and Distribution Agreement between the Company and Odetics dated March 1, 1997./(2)/
          10.4 Tax Allocation Agreement between the Company and Odetics dated March 1, 1997./(2)/
          10.5 Services Agreement between the Company and Odetics dated March 21, 1997./(2)/
          10.6  Form of Value Added Reseller Agreement./(1)/
          10.7 Form of International Value Added Reseller Agreement./(1)/ 10.8+ Technical Support Agreement dated May 6, 1996, between
                Technology Service Solutions and Odetics, Incorporated, as amended May 7, 1996./(1)/

          10.9+  Tape Library OEM Purchase Agreement dated August 28, 1996, between Quantum Corporation and Company./(1)/
          10.10+ Veritas Software License Agreement, dated November 8, 1996, between Veritas Software Corporation and the Company./(1)/
          10.11+ Agreement dated December 18, 1995, between Hewlett-Packard
                 GmbH Local Products Organization and Company./(1)/
          10.12+ Basic Order Agreement dated April 15, 1993, between Digital
                 Equipment Corporation and Odetics, Inc. and Company, as
                 amended January 11, 1994, March 25, 1994, October 19, 1994,
                 October 27, 1994 and January 12, 1995./(1)/
          10.13  Basic Ordering Agreement dated September 14, 1995 between
                 EMC Corporation and the Company./(1)/
          10.14  Promissory Note between the Company and Odetics dated
                 April 1, 1997./(2)/
          10.15  Form of Odetics Associate Agreement./(1)/
          10.16  Note in the principal amount of $20 million and note in principal amount of $6.5 million, and related loan
                 agreements between the Company and Union Bank entered
                 into as of March 25, 1998.
          10.17  Intentionally Omitted
          10.18  Development and License Agreement dated January 14, 1997 between the Company and Sun Microsystems, Inc./(1)/
          21     List of Subsidiaries
          23.1   Consent of Independent Auditors
          27     Financial Data Schedule

_______________

+ The Company has received confidential treatment for portions of this document previously filed with the Commission.

(1) Included as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-15837), as amended, as filed with the Securities and Exchange Commission, and incorporated herein by reference.

(2) Included as an exhibit to the Company's Annual Report Form 10-K (Commission File No. 000-22037), as filed with the Securities and Exchange Commission on June 30, 1997, and incorporated herein by reference.

     (b)  Reports on Form 8-K:

          On March 19, 1998 the Company filed a Form 8-K dated as of March 11, 1998, reporting the adoption by the Board of Directors of the Company a Stockholder Rights Plan under Item 5.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on June 25, 1998.

                                         ATL PRODUCTS, INC.

                                         By:  /s/ KEVIN C. DALY
                                              ----------------------------------
                                              Kevin C. Daly, Ph.D.
                                              Chief Executive Officer, President
                                              and Chairman of the Board

                               POWER OF ATTORNEY

     We, the undersigned officers and directors of ATL Products, Inc., do hereby constitute and appoint Kevin C. Daly, Ph.D. and Mark P. de Raad, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                    Title                                 Date
---------                    -----                                 ----

 /s/ KEVIN C. DALY           Chief Executive Officer, President    June 25, 1998
--------------------------   and Chairman of the Board
 Kevin C. Daly, Ph.D.        (principal executive officer)


 /s/ JOEL SLUTZKY            Director                              June 25, 1998
--------------------------
 Joel Slutzky

 /s/ CRANDALL GUDMUNDSON     Director                              June 25, 1998
--------------------------
 Crandall Gudmundson

 /s/ MARK P. DE RAAD         Chief Financial Officer               June 25, 1998
--------------------------   (principal financial officer)
 Mark P. de Raad

 /s/ JAMES A. PIPP           Vice President, Controller            June 25, 1998
--------------------------   (principal accounting officer)
 James A. Pipp

 /s/ PAUL E. WRIGHT          Director                              June 25, 1998
--------------------------
 Paul E. Wright

 /s/ THOMAS L. THOMAS        Director                              June 25, 1998
--------------------------
 Thomas L. Thomas

                               ATL PRODUCTS, INC.

            INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Consolidated and Combined Financial Statements of ATL Products, Inc.

  Report of Independent Auditors..........................................   F-2

  Consolidated Balance Sheets as of March 31, 1998 and 1997...............   F-3

  Consolidated and Combined Statements of Operations for the years ended
     March 31, 1998, 1997 and 1996........................................   F-5

  Consolidated and Combined Statements of Stockholders' Equity
     for the years ended March 31, 1998, 1997 and 1996....................   F-6

  Consolidated and Combined Statements of Cash Flows for the years ended
     March 31, 1998, 1997 and 1996........................................   F-7

  Notes to Consolidated and Combined Financial Statements.................   F-8

                        REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
ATL Products, Inc.

We have audited the accompanying consolidated balance sheets of ATL Products, Inc. (the Company), as of March 31, 1998 and 1997, and the related consolidated and combined statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATL Products, Inc. at March 31, 1998 and 1997, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           /s/ Ernst & Young LLP


Orange County, California
April 28, 1998

                               ATL PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                  March 31
                                                                            ---------------------
                                                                              1998         1997
                                                                            --------     --------
                                                                               (In thousands)
Current assets:
  Cash and cash equivalents                                                  $ 1,815     $ 9,494
  Trade accounts receivable, net of allowance for doubtful accounts
    of $511 in March 1998 and $319 in March 1997                              22,383      12,730

  Inventories:
    Materials and supplies                                                    15,821       8,671
    Work in process                                                            2,023       1,019
    Finished goods                                                             4,629       2,937
  Deferred income taxes                                                        2,042          --
  Prepaid expenses and other                                                     898         355
                                                                            --------    --------
Total current assets                                                          49,611      35,206

Leasehold improvements and equipment:
   Leasehold improvements                                                     1,293         596
   Equipment                                                                  7,075       3,967
   Allowances for depreciation                                               (2,950)     (1,844)
                                                                            -------     -------
                                                                              5,418       2,719
                                                                            -------     -------
Total assets                                                                $55,029     $37,925
                                                                            =======     =======

                            See accompanying notes.

                               ATL PRODUCTS, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    March 31
                                                                            -----------------------
                                                                              1998            1997
                                                                            -------         -------
                                                                                 (In thousands)
Current liabilities:
 Trade accounts payable                                                     $15,099         $10,185
 Accrued payroll and related                                                  2,733           1,545
 Income taxes payable                                                         3,474           2,018
 Deferred service income                                                      2,753           1,116
 Other accrued expenses                                                       1,182           1,199
 Current portion of long-term debt  (Note 3)                                  3,249           3,249
                                                                            -------         -------
Total current liabilities                                                    28,490          19,312

Long-term debt, less current portion  (Note 3)                                9,582           9,748

Commitments and contingencies (Note 8)

Stockholders' equity  (Note 7)
 Preferred stock, $.0001 par value:
   Authorized shares 5,000,000
   Issued and outstanding shares  none                                            -               -
 Common stock, $.0001 par value:
   Authorized shares  45,000,000 Class A; 5,000,000  Class B
   Issued and outstanding shares  9,655,000 Class A at March 31, 1998
    and March 31, 1997; no Class B                                                1               1
 Additional paid in capital                                                  16,927          16,927
 Retained earnings (deficit)                                                     29          (8,065)
 Cumulative translation adjustment                                                -               2
                                                                            -------         -------
Stockholders' equity                                                         16,957           8,865
                                                                            -------         -------
Total liabilities and stockholders' equity                                  $55,029         $37,925
                                                                            =======         =======

                            See accompanying notes.

                               ATL PRODUCTS, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS



                                                                     Year ended March 31
                                              -------------------------------------------------------------
                                                    1998                  1997                  1996
                                              -----------------     -----------------     -----------------
                                                        (In thousands, except per share information)
Net sales:
 Products                                               $87,910               $53,717               $24,795
 Service and spare parts                                  9,717                 6,311                 4,615
                                              -----------------     -----------------     -----------------
Total net sales                                          97,627                60,028                29,410

Cost of sales:
 Products                                                55,401                32,591                15,682
 Service and spare parts                                  5,896                 3,051                 3,181
                                              -----------------     -----------------     -----------------
Total cost of sales                                      61,297                35,642                18,863
                                              -----------------     -----------------     -----------------

Gross profit                                             36,330                24,386                10,547

Expenses:
 Research and development                                 8,370                 5,686                 1,731
 Sales and marketing                                     12,239                 7,070                 3,718
 General and administrative                               4,020                 3,392                 2,948
 Nonrecurring charge (Note 4)                                --                    --                 1,392
                                              -----------------     -----------------     -----------------
Income from operations                                   11,701                 8,238                   758
Interest expense                                            992                 1,707                 1,861
                                              -----------------     -----------------     -----------------
Income (loss) before income taxes                        10,709                 6,531                (1,103)
Income taxes (Note 5)                                     2,615                 2,600                    86
                                              -----------------     -----------------     -----------------
Net income (loss)                                       $ 8,094               $ 3,931               $(1,189)
                                              =================     =================     =================

Basic earnings (loss) per share (Note 1)                   $.84                  $.48                 $(.15)
                                              =================     =================     =================
Diluted earnings (loss) per share (Note 1)                 $.83                  $.48                 $(.15)
                                              =================     =================     =================

                            See accompanying notes.

                               ATL PRODUCTS, INC.

          CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock
                               ------------------------------
                                                  Additional     Retained    Cumulative
                                                    paid in      earnings   translation
                               Shares   Amount      capital      (deficit)   adjustment    Total
                               ------   ------    ------------   --------   -----------  --------
                                                       (In thousands)
Balance at March 31, 1995       8,005       $1      $ 1,009     $ (9,848)    $    --     $ (8,838)
  Allocation to former
   parent                          --       --           --          (86)         --          (86)
  Net loss                         --       --           --       (1,189)         --       (1,189)
                               ------      ---      -------     --------     -------     --------
Balance at March 31, 1996       8,005       $1        1,009      (11,123)         --      (10,113)
  Proceeds from initial
   public offering              1,650       --       15,918           --          --       15,918

  Allocation to former
   parent                          --       --           --         (873)         --         (873)
 Foreign currency
  translation adjustment           --       --           --           --           2            2

 Net income                        --       --           --        3,931          --        3,931
                               ------      ---      -------     --------     -------     --------
Balance at March 31, 1997       9,655       $1       16,927       (8,065)          2        8,865
 Foreign currency
  translation adjustment           --       --           --           --          (2)          (2)

  Net income                       --       --           --        8,094          --        8,094
                               ------      ---      -------     --------     -------     --------
Balance at March 31, 1998       9,655       $1      $16,927     $     29     $    --     $ 16,957
                               ======      ===      =======     ========     =======     ========

                            See accompanying notes.

                               ATL PRODUCTS, INC.

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS


                                                                       Year ended March 31
                                                            ------------------------------------------
                                                                1998            1997           1996
                                                            -----------     ------------    ----------
                                                                           (in thousands)
Operating activities
Net income (loss)                                              $  8,094        $ 3,931        $(1,189)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                   1,905            503            450
  Deferred tax benefit                                           (2,042)            --             --
  Provision for losses on accounts receivable                       192            343             39
  Foreign currency translation adjustment                            (2)             2             --
  Changes in operating assets and liabilities (Note10)          (11,855)          (243)        (1,948)
                                                               --------      ---------       --------
Net cash provided by (used in) operating activities              (3,708)         4,536         (2,648)

Investing activities
Purchases of property, plant and equipment                       (3,805)        (2,022)          (498)

Financing activities
Proceeds from line of credit and long-term borrowings             9,212             --             --
Principal payments on line of credit and long-term debt          (6,400)            --             --
Principal payments on long-term debt to former parent            (2,978)        (8,939)         3,146
Proceeds from initial public offering                                --         15,918             --
                                                               --------      ---------       --------
Net cash provided by (used in) financing activities                (166)         6,979          3,146
                                                               --------      ---------       --------

Net change in cash and cash equivalents                          (7,679)         9,493             --
Cash and cash equivalents at beginning of period                  9,494              1              1
                                                               --------        -------        -------
Cash and cash equivalents at end of period                     $  1,815        $ 9,494        $     1
                                                               ========        =======        =======

                            See accompanying notes.

                              ATL PRODUCTS, INC.

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                March 31, 1998


1.  Summary of Significant Accounting Policies
    The Company.   ATL Products, Inc. (the Company), designs, manufactures,
markets and services automated magnetic libraries used to manage, store and transfer data in networked computing environments. The Company's customers are original equipment manufacturers, value added resellers and storage system integrators located primarily in North America and Europe. The Company has wholly-owned subsidiaries in the United Kingdom and in Australia, and has a sales branch office in Japan.

    Distribution of Parent Company's Equity Interest in Company. On October 2, 1997, Odetics, Inc., the Company's former parent (Odetics), announced that it had received a favorable Section 355 distribution ruling from the Internal Revenue Service allowing it to distribute, on a tax free basis, its 82.9% ownership of the Company's Class A Common Stock to Odetics stockholders. On October 31, 1997, Odetics completed the distribution by issuing a dividend of approximately 1.1 shares of the Company's Class A Common Stock for each share of Odetics Class A Common Stock and Class B Common Stock outstanding on the record date.

    Basis of Presentation.    The accompanying financial statements include the
accounts of the Company and its subsidiaries. Effective December 31, 1996, the Company's former parent, Odetics, transferred to the Company the portion of its business that provided worldwide service and support for the Company's products. The transfer was made at book value and resulted in the Company obtaining net assets with a carrying value of $2.3 million related to the service and support operations and a corresponding increase in long-term debt. The financial information for the service and support operations has been included in the Company's financial statements for all periods because the transfer was treated in a manner similar to a pooling of interests for financial reporting purposes. Additionally, for periods prior to the establishment of the Company's wholly-owned subsidiary in the United Kingdom, ATL Products, Ltd. (APL), on July 1, 1996, the Company utilized a subsidiary of its former parent for administrative services related to the distribution of its products in Europe. The accompanying financial statements combine the revenues, costs and expenses incurred by this entity that relate to the Company's products in all applicable periods in order to present these activities in a manner similar to a pooling of interests. The net income or loss from these operations for periods prior to December 31, 1996 has been retained by Odetics, Inc. and are reflected as "Allocation to former parent" in the accompanying consolidated and combined statements of stockholders' equity. Intercompany balances and transactions have been eliminated.

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, inventory reserves and income tax valuation allowances.

    Revenue Recognition. Sales and related cost of sales are recognized on the date of shipment.

    Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

    Leasehold Improvements and Equipment. Leasehold improvements and equipment are recorded at cost. Leasehold improvements are amortized on a straight-line basis over the life of the lease. Equipment is depreciated principally by the declining balance method over its estimated useful lives (four to eight years).

                              ATL PRODUCTS, INC.

                                March 31, 1998

  Long-Lived Assets. Long-lived assets and certain intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets.

  Fair Values of Financial Instruments. The fair values of the Company's long-term debt instruments approximate their carrying value because interest charges thereon are based on prevailing market rates.

  Stock Compensation. The Company has adopted Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

  Earnings Per Share.   Earnings per share is computed using weighted average
number of common stock and common stock equivalents outstanding during the year. In fiscal 1998, the Company adopted FASB Statement No. 128, Earnings Per Share, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform with the Statement No. 128 requirements and the accounting rules set forth in Staff Accounting Bulletin 98 issued by the Securities and Exchange Commission on February 3, 1998.

                              ATL PRODUCTS, INC.

                                March 31, 1998

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                               Year ended March 31
                                                   -----------------------------------------------------------------------
                                                            1998                      1997                      1996
                                                   --------------------      -------------------      --------------------
                                                                  (In thousands, except per share information)
Numerator: Net income (loss)                                     $8,094                   $3,931                   $(1,189)
                                                   ====================      ===================      ====================
Denominator:
Denominator for basic earnings (loss) per
 share--weighted average shares outstanding                       9,655                    8,118                     8,005

Effect of dilutive securities:
Employee stock options                                              110                       40                        --
                                                   --------------------      -------------------      --------------------
Denominator for diluted earnings (loss) per share                 9,765                    8,158                     8,005
                                                   ====================      ===================      ====================


Basic earnings (loss) per share                                  $ 0.84                   $ 0.48                   $ (0.15)
                                                   ====================      ===================      ====================
Diluted earnings (loss) per share                                $ 0.83                   $ 0.48                   $ (0.15)
                                                   ====================      ===================      ====================


  Research and Development Expenditures.   Research and development expenditures
are charged to expense in the period incurred.

  Advertising Expenses.   The Company expenses advertising costs as incurred.
Advertising expenses totaled $532,000, $434,000 and $121,000 in the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

  Income Taxes.   The provision for income taxes consists of the taxes payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities based on enacted tax laws and rates applicable to the period in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts which are more likely than not to be realized.

   Prior to November 1, 1997, the Company was included in the consolidated federal income tax return with its former parent, Odetics. The Company and Odetics had initially entered into a Tax Sharing Agreement pursuant to which U.S. and state income taxes were computed in accordance with consolidated return
Section 1552(a)(1) of the Internal Revenue Code. Under this allocation, the consolidated tax liability for a given tax year is allocated only to companies in the group that have separate taxable income for that year. The tax liability is allocated pro rata based on each Company's relative separate taxable income. Companies with losses are not allocated any of the tax liability and are not given any benefit for their losses. Effective upon the closing of the Company's initial public offering, the Company entered into a new Tax Allocation Agreement which was effective retroactively to April 1, 1996, whereby the consolidated federal and state income tax liabilities for a given tax year were allocated to the companies in the Parent's group according to their relative separate taxable income for such year. Amounts payable to Odetics under this arrangement totaled $2,100,000 in fiscal 1998 and $1,500,000 in fiscal 1997. As of October 31, 1997, in conjunction with Odetics' distribution of its remaining equity interest in the Company, the Tax Sharing Agreement was terminated.

                              ATL PRODUCTS, INC.

                                March 31, 1998

  Warranty.   The Company provides a one year warranty on all products and records a related provision for estimated warranty costs at the date of sale. The Company has reserved $493,000, $192,000 and $183,000 representing the Company's estimated warranty liability at March 31, 1998, 1997 and 1996, respectively.

  Recent Accounting Pronouncements. In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments by distributions to stockholders. Statement No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company plans to adopt this statement in fiscal 1999. The effect of adopting Statement No. 130 will be the inclusion of foreign currency translation gains and losses as a component of comprehensive income.

   Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to stockholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. Statement No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company plans to adopt this statement in fiscal 1999. Management has not completed its review of the impact of Statement No. 131 but believes adoption may effect segment disclosure in future reporting periods.

2. Transactions with Former Parent

   The Company and Odetics are parties to an agreement whereby the Company is charged for certain corporate general and administrative functions. These charges totaled $506,000, $1,551,000 and $1,534,000 in the years ended March 31, 1998, 1997 and 1996, respectively, and are included in general and administrative expense in the accompanying consolidated and combined statements of operations. These charges consist of certain accounting, auditing, income tax, payroll and treasury functions, the administration of employee incentive programs, marketing support, facilities management, certain legal services and other support services. Charges are allocated to the Company based on actual amounts incurred on behalf of the Company or agreed upon amounts or percentages that management of the Company believes are reasonable. Amounts due to Odetics that are included in accounts payable are $49,000 and $509,000 as of March 31, 1998 and 1997, respectively.

   Prior to March 1997, Odetics also managed consolidated domestic cash flows. Pursuant to that cash management program, the Company transferred any accumulated cash surplus to Odetics' accounts and Odetics' funded cash disbursements, as needed, to maintain minimum account balances. The Company and Odetics also had an agreement whereby the Odetics charged the Company interest based on the Company's net payable to Odetics using Odetics' cost of related borrowed funds.

   On April 1, 1997, the Company converted the net payable to its former parent into a promissory note that bears interest at the rate to be equal to Odetics' cost of borrowing from the lesser of either of Odetics' primary banks or principal bank (8.5% at March 31, 1998). Principal and interest on this note is payable in sixteen equal quarterly installments at the end of each calendar quarter commencing June 30, 1997 and continuing until all principal and interest have been fully paid. Maturities on the note payable to Odetics are $3,249,000 in 1999, $3,249,000 in 2000 and $3,250,000 in 2001.

                              ATL PRODUCTS, INC.

                                March 31, 1998


3.  Long-Term Debt

   In March 1998, the Company entered into a new credit facility with Union
Bank of California. This facility includes a $20,000,000 revolving credit agreement, subject to a maximum borrowing base restriction on the Company's eligible accounts receivable, and a $6,500,000 term-loan which is available to the Company on a incremental quarterly basis in order to fund other long-term debt obligations. The facility provides for borrowings at the lesser of the bank's prime rate or at LIBOR plus 1.75% to 2.25% depending on the borrowing level, and is secured by all of the Company's assets. This facility requires the Company to comply with various financial covenants and includes other standard loan compliance requirements. Both credit facilities are currently scheduled to expire in January 2000.

   Long-term debt consisted of the following:

                                                                                                 March 31
                                                                              -------------------------------------------
                                                                                      1998                     1997
                                                                              ------------------      -------------------
                                                                                              (In thousands)
Revolving credit agreement due January 2000 interest payable monthly 8.5% at
 March 31, 1998...............................................................           $ 2,000                  $ --


Term-loan due January 2000 interest payable quarterly 8.5% at March 31, 1998..               812

Note payable to Odetics (Note 2)..............................................            10,019                   12,997
                                                                              ------------------      -------------------
                                                                                          12,831                   12,997
Less current portion..........................................................             3,249                    3,249
                                                                              ------------------      -------------------
                                                                                         $ 9,582                  $ 9,748
                                                                              ==================      ===================

   Included in the borrowing limits of the revolving credit agreement, the Company has available $1,000,000 in standby letters of credit. At March 31, 1998, approximately $485,000 has been reserved for standby letters of credit.

4. Nonrecurring Charges

   In May 1996, the Company and E-Systems, Inc. (E-Systems) settled certain legal actions each Company had filed against the other related to E-Systems' cancellation of certain purchase orders for the Company's DataLibrary and DataTower products. As a result of the settlement the Company recovered the carrying value of its accounts receivable and inventories related to the E-Systems litigation and recognized no gain or loss on the settlement. In fiscal 1996, the Company incurred legal fees of $1,392,000 of legal fees associated with this dispute, which is reflected as a non-recurring charge in the accompanying financial statements.

                              ATL PRODUCTS, INC.

                                March 31, 1998


5. Income Taxes

     The reconciliation of the income tax provision (benefit) to taxes computed at the U.S. statutory rate of 35% is as follows:

                                                                       Year ended March 31
                                                             -------------------------------------
                                                                 1998          1997         1996
                                                             -----------    ---------      -------
                                                                           (In thousands)

Income tax (benefit) at statutory rates                          $ 3,748       $2,286        $(386)
State income taxes, net of federal benefit                           571          246         -
Research and development credit                                     (131)        -            -
Increase (Decrease) in valuation allowance
 associated with deferred tax assets                              (1,474)         133          375

Foreign income subject to tax                                       -            -              86
Other                                                                (99)         (65)          11
                                                                 -------       ------        -----
    Total income tax provision                                   $ 2,615       $2,600        $  86
                                                                 =======       ======        =====

United States and foreign income (loss) before income taxes are as follows:

                                                                      Year ended March 31
                                                             -------------------------------------
                                                               1998            1997         1996
                                                             --------        --------     --------
                                                                         (In thousands)

Pretax income (loss)
    Domestic                                                  $10,540         $ 6,303      $(1,446)
    Foreign                                                       169             228          343
                                                              -------         -------      -------
                                                              $10,709         $ 6,531      $(1,103)
                                                              =======         =======      =======

Significant components of the provision (benefit) for income taxes are as follows:

                                                                      Year ended March 31
                                                             -------------------------------------
                                                                1998        1997          1996
                                                             ----------  -----------   -----------
                                                                        (In thousands)
Current:
    Federal                                                     $ 3,760       $2,221     $   -
    State                                                           841          379         -
    Foreign                                                          56         -              86
                                                                -------       ------     --------
    Total Current                                               $ 4,657       $2,600     $     86

Deferred:
    Federal                                                     $(2,042)        -            -
    State                                                          -            -            -
                                                                -------       ------     --------
    Total Deferred                                              $(2,042)        -            -
                                                                -------       ------     --------

         Total income tax provision                             $ 2,615       $2,600     $     86
                                                                =======       ======     ========

                              ATL PRODUCTS, INC.

                                March 31, 1998


     The components of the deferred tax liabilities and assets are as follows:

                                                                                              March 31,
                                                                                   -------------------------------
                                                                                       1998               1997
                                                                                   ------------       ------------
                                                                                          (In thousands)
   Deferred tax liabilities:
     Tax over book depreciation                                                         $   (26)           $   (23)
     Other                                                                                  -                  (27)
                                                                                        -------            -------
   Total deferred tax liabilities                                                           (26)               (50)

   Deferred tax assets:
     Inventory reserves                                                                   1,490              1,445
     Deferred compensation and other payroll                                                349                232
     Warranty reserves                                                                      196                 76
     Bad debt reserve                                                                       172                127
     State taxes                                                                            317                154
     Other                                                                                   54                -
                                                                                        -------            -------
   Total deferred tax assets                                                              2,578              2,034
   Valuation allowance for deferred tax assets                                             (510)            (1,984)
                                                                                        -------            -------
   Net deferred tax assets                                                                2,068                 50
                                                                                        -------            -------
   Net deferred tax assets (liabilities)                                                 $2,042            $   -
                                                                                        =======            =======

   The decrease in the Company's valuation allowance from $1,984,000 at March 31, 1997 to $510,000 at March 31,1998 is due primarily to the generation of current year taxable income available for future federal net operating loss carrybacks.

6.  Employee Incentive Programs

   Effective for the year ended March 31, 1998 the Company's employees participated in the following Company sponsored incentive programs, a Profit Sharing Plan, a Section 401(k) Plan and an Associate Stock Ownership Plan. Prior to October 31, 1997, these incentive programs were sponsored by Odetics.

   Under the terms of a Profit Sharing Plan, the Company contributes to a trust fund such amounts as are determined annually by the Board of Directors. The Company will make approximately a $225,000 contribution for the fiscal year ended March 31, 1998 as compared to no contributions in either 1997 or 1996.

   The Company's employees participate in a Section 401(k) Plan. Under the 401(k) Plan, eligible employees voluntarily contribute to the plan up to 15% of their salary through payroll deductions. The Company matches 50% of contributions up to a stated limit. Under the provisions of the 401(k) Plan, employees have ten investment choices, one of which is the purchase of the Company's Class A common stock at market price. Company matching contributions were approximately $253,000, $123,000 and $115,000 in the years ended March 31, 1998, 1997 and 1996, respectively.

   The Company's employees with more than six months of eligible service participate in a noncontributory Associate Stock Ownership Plan (ASOP). The ASOP provides that Company contributions, which are determined annually by the Board of Directors, may be in the form of cash or shares of the Company's stock. The Company contributions to the ASOP were approximately $0, $144,000 and $98,000 in the years ended March 31, 1998, 1997 and 1996, respectively.

                              ATL PRODUCTS, INC.

                                March 31, 1998

   Certain executives of the Company participate in the Odetics' Executive Deferral Plan under which a portion of their annual compensation may be deferred. The plan guarantees each executive a minimum annual return of 10% for deferred amounts up to $20,000 annually through 1994. Effective April 1, 1994, all subsequent deferred amounts and previous annual amounts in excess of $20,000 have no guaranteed rate of return. Compensation charged to operations and deferred under the plan totaled $25,000, $25,000 and $20,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

7.  Common Stock and Stock Option Plans

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

   On March 13, 1997, the Company completed an initial public offering consisting of 1,650,000 shares of the Company's Class A Common Stock, at an offering price of $11 per share (Offering). From the net proceeds of the Offering of approximately $15,918,000, the Company used $6,752,000 to repay a portion of Company's indebtedness to Odetics.

   The Company's Board of Directors has adopted and approved the ATL Products, Inc. 1996 Stock Incentive Plan (the 1996 Plan), and authorized 2,000,000 shares of the Company's Class B common stock for issuance under the 1996 Plan. In November 1997, the Company's Board of Directors adopted and approved the 1997 Stock Incentive Plan (the 1997 Plan) and authorized 200,000 shares of the Company's Class A Common Stock for issuance under the 1997 Plan. In connection with the adoption of the 1997 Plan, the Board of Directors canceled 1,151,500 shares available for grant under the 1996 Plan. Under terms of the Plans, eligible key employees, directors and consultants can receive options to purchase shares of the Company's common stock at prices not less than 100% for incentive stock options and not less than 85% for nonqualified stock options of the fair value on the date of grant as determined by the Board of Directors. Options vest over a three year period and expire ten years after date of grant or 90 days after termination of employment.

                              ATL PRODUCTS, INC.

                                March 31, 1998

Activity under the 1996 and 1997 Plans are set forth below:

                                                                          Options Outstanding
                                                            --------------------------------------------------

                                           Shares              Number                              Weighted-
                                        available for            of           Price per             average
                                            grant              shares          Share            exercise price
                                       --------------       -----------      -----------        --------------
Balance at March 31, 1996                        -                 -          $    -            $        -
Additional shares reserved                  2,000,000              -               -                     -
Options granted                              (879,000)          879,000           5.00                  5.00
                                       --------------       -----------       -----------      ---------------
Balance at March 31, 1997                   1,121,000           879,000           5.00                  5.00
Shares canceled                            (1,152,166)             -               -                     -
Additional shares reserved                    200,000              -               -                     -
Options granted                              (187,300)          187,300        9.13-16.50               9.65
Options canceled                               31,166           (31,166)          5.00                  5.00
                                       --------------       -----------       -----------      ---------------
Balance at March 31, 1998                      12,700         1,035,134       $5.00-16.50      $        5.82
                                       ==============       ===========       ===========      ===============

     The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as March 31, 1998 were as follows:

                                                Outstanding                                                Exercisable
                  ---------------------------------------------------------------------      -------------------------------------
                                              Weighted Average                                                        Weighted
                         Number of               Remaining            Weighted Average                                 Average
     Range of              Shares             Contractual Life         Exercise Price                Shares        Exercise Price
 Exercise Prices        Outstanding               (Years)                                         Exercisable
---------------------------------------------------------------------------------------      -------------------------------------
        $5.00                   847,834                      8.76                $ 5.00                  366,000            $ 5.00
 $9.13-$11.06                   171,000                      9.67                  9.13                     -                 9.13
$12.94-$15.75                    16,300                      9.83                 15.08                     -                15.08

   In calculating pro forma information regarding net income and earnings per share, as required by Statement No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's Class A and Class B common stock: risk-free interest rate of 6.0%; a dividend yield of 0%; volatility of the expected market price of the Company's common stock of .36; and a weighted-average expected life of the option of 4 years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                            March 31,
                                                     ----------------------
                                                        1998        1997
                                                     ----------  ----------

Pro forma net income                                 $7,518,000  $3,831,000
Pro forma net income per share                       $      .77  $      .47

     On March 12, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan. Under terms of the Plan, preferred stock purchase rights will be distributed as a dividend at the rate of one Right for each share of

                              ATL PRODUCTS, INC.

                                March 31, 1998

Common Stock held as of the close of business on March 23, 1998. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares. The Rights will not prevent a takeover attempt, but should encourage anyone seeking to acquire the Company to negotiate with the Company's Board of Directors prior to attempting a takeover. Each Right entitles the Company's stockholders to buy one one-thousandth of a share of Series A Preferred stock of the Company at an exercise price of $60.00. In general, the Rights will be exercisable only if a person or group acquire 15% of more of the Company's Common Stock. Although these Rights are not intended to prevent a takeover, any Rights Plan could be considered to delay or make a merger, tender offer, or proxy contest more difficult thereby potentially adversely affecting the market price of the Company's Common Stock.

8. Commitments and Contingencies

   The Company leases manufacturing and various office facilities under operating leases. Lease terms generally range from 5 to 15 years with options to renew at varying terms. Annual commitments under these leases at March 31, 1998 are as follows (in thousands):

                 Fiscal year
                 -----------
                 1999                         $  988
                 2000                          1,033
                 2001                          1,077
                 2002                          1,122
                 2003                          1,166
                 Thereafter                    1,794
                                              ------
                                              $7,180
                                              ======

   Total rent expense was $1,076,000, $469,000 and $265,000 in the years ended March 31, 1998, 1997 and 1996.

9. Significant Customer and Segment Information

   The Company operates in a single industry segment; namely, the design, manufacturing, marketing and servicing of automated magnetic tape libraries. Sales to individual customers in excess of 10% of total net sales in the years ended March 31, 1998, 1997 and 1996 are as follows (in thousands):

                                     Year ended March 31,
                      -------------------------------------------------
       Customer            1998            1997               1996
    --------------    -------------    ------------      --------------
          A               $12,867          $5,328            $5,603
          B               $15,952          $2,221                -

   The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations and within amounts provided through the allowance for doubtful accounts.

                              ATL PRODUCTS, INC.

                                March 31, 1998

   Information regarding the Company's activities by geographical region are as follows (In thousands):

                                                 North
                                                America       Europe
                                               ---------     --------
Year ended March 31, 1998
-------------------------
Sales                                            $83,805      $13,822
Net income                                         7,981          113
Identifiable assets                               50,343        4,686

Year ended March 31, 1997
-------------------------
Sales                                            $50,572      $ 9,456
Net income                                         3,716          215
Identifiable assets                               34,951        2,974

   Prior to July 1, 1996 the Company had no foreign operations. All products sold by the Company's subsidiary in Europe are acquired from ATL at agreed upon transfer prices.

   Export sales to unaffiliated foreign customers approximated $14.2 million in fiscal 1998 and were less than 10 percent of net sales in fiscal 1997 and 1996.

   An integral component of the Company's products is a data library tape drive that is available from a single supplier. Demand for the supplier tape drives is high and it is possible that in the near term the supply of tape drives could be disrupted. Any disruption of the supply of tape drives would cause delays in production that may be detrimental to the Company's financial performance.

                              ATL PRODUCTS, INC.

                                March 31, 1998


10. Supplemental Cash Flow Information

                                                                    Year ended March 31
                                                            ----------------------------------
                                                               1998         1997        1996
                                                            -----------   ---------   --------
                                                                       (In thousands)
Net cash used in changes in operating assets and
 liabilities
 Increase in accounts receivable                               $ (9,845)    $(2,914)   $(5,786)
 (Increase) decrease in inventories                             (10,645)     (7,310)       262
 (Increase) decrease in prepaid expenses and other
  assets                                                           (543)       (284)        38

 Increase in accounts payable and accrued expenses
                                                                  9,178      10,265      3,538
                                                               --------     -------    -------
Net cash used in changes in operating assets and
 liabilities                                                   $(11,855)    $  (243)   $(1,948)
                                                               ========     =======    =======


                                                               Year ended March 31
                                                     ------------------------------------
                                                       1998          1997          1996
                                                     --------      --------     ---------
                                                                    (In thousands)
Cash paid during the year:
 Interest                                              $  938          -             -
 Income taxes paid                                      3,166          -             -

                                                                     SCHEDULE II
                               ATL PRODUCTS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                Balance at   Charges to     Charges to                     Balance
                                                 Beginning   Costs and        Other                       at End of
                                                  of Year    Expenses       Accounts     Deductions         Year
                                                ----------   ----------     -----------  -----------      ---------
Year ended March 31, 1996
Deducted from assets accounts:
     Allowance for doubtful accounts.....          $  627        $   38      $    -        $       3       $    662
     Reserve for inventory obsolescence..           3,982           750           -                -          4,732
                                                   ------        ------      ---------     ---------       --------
          Total..........................          $4,609        $  788      $    -        $       3       $  5,394
                                                   ======        ======      =========    ==========       ========

Year ended March 31, 1997
Deducted from assets accounts:
     Allowance for doubtful accounts.....          $  662         $  253     $    -        $     596/1/    $    319
     Reserve for inventory obsolescence..           4,732          1,450          -            2,546/1/       3,636
                                                   ------         ------     ---------     ---------       --------
          Total..........................          $5,394         $1,703     $    -        $   3,142       $  3,955
                                                   ======         ======     =========     =========       ========

Year ended March 31, 1998
Deducted from assets accounts:
     Allowance for doubtful accounts.....          $  319         $  320     $    -        $     128       $    511
     Reserve for inventory obsolescence..           3,636            800          -              780          3,656
                                                   ------         ------     ---------     ---------       --------
          Total..........................          $3,955         $1,120     $    -        $     908       $  4,167
                                                   ======         ======     =========     =========       ========


(1) Consists of additional write-offs in connection with the settlement of litigation with E-Systems, Inc. See Note 4 of Notes to Consolidated and Combined Financial Statements.

                                 EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION                                          PAGE NO.
  3.1         Certificate of Incorporation of the Company as filed with the
              Delaware Secretary of State on December 19, 1996 /(1)/
  3.2         Certificate of Merger of the Company as filed with the Delaware
              Secretary of State on December 19, 1996/(1)/
  3.3         Bylaws of the Company/(1)/
  4.1         Specimen certificate representing shares of Class A Common Stock of the Company./(1)/
  4.2         1996 Stock Incentive Plan./(1)/
  4.3         Form of Notice of Grant of Stock Option and related Stock Option
              Agreement under 1996 Stock Incentive Plan./(1)/
 10.1         Form of Indemnification Agreement./(1)/
 10.2         Real Property lease, dated October 9, 1996, by and between Thomas
              M. Zapara and Violet J. Zapara, Trustees of the Zapara Family
              Trust U/D/T dated December 7, 1995 and Company, a wholly-owned subsidiary of Odetics, Inc./(1)/
 10.3         Separation and Distribution Agreement between the Company and
              Odetics dated March 1, 1997. /(2)/
 10.4         Tax Allocation Agreement between the Company and Odetics dated
              March 1, 1997. /(2)/
 10.5         Services Agreement between the Company and Odetics dated March 21,
              1997. /(2)/
 10.6         Form of Value Added Reseller Agreement./(1)/
 10.7         Form of International Value Added Reseller Agreement./(1)/
 10.8+        Technical Support Agreement dated May 6, 1996, between Technology
              Service Solutions and Odetics, Incorporated, as amended May 7,
              1996./(1)/
 10.9+        Tape Library OEM Purchase Agreement dated August 28, 1996, between
              Quantum Corporation and Company./(1)/
 10.10+       Veritas Software License Agreement, dated November 8, 1996, between Veritas Software Corporation and the Company./(1)/
 10.11+       Agreement dated December 18, 1995, between Hewlett-Packard GmbH
              Local Products Organization and Company./(1)/
 10.12+       Basic Order Agreement dated April 15, 1993, between Digital
              Equipment Corporation and Odetics, Inc. and Company, as amended
              January 11, 1994, March 25, 1994, October 19, 1994, October 27,
              1994 and January 12, 1995./(1)/
 10.13        Basic Ordering Agreement dated September 14, 1995 between EMC
              Corporation and the Company/(1)/
 10.14        Promissory Note between the Company and Odetics dated April 1,
              1997. /(2)/
 10.15        Form of Odetics Associate Agreement./(1)/
 10.16        Note in the principal amount of $20 million and note in principal amount of $6.5 million, and related loan agreements between the
              Company and Union Bank entered into as of March 25, 1998.
 10.17        Intentionally Omitted
 10.18        Development and License Agreement dated January 14, 1997 between the Company and Sun Microsystems, Inc./(1)/
 21           List of Subsidiaries
 23.1         Consent of Independent Auditors
 27           Financial Data Schedule

____________________________

 + The Company has received confidential treatment for portions of this document previously filed with the Commission.

(1) Included as an exhibit to the Company's Registration Statement on Form S-1 (Reg. No. 333-15837), as amended, as filed with the Securities and Exchange Commission, and incorporated herein by reference.

(2) Included as an exhibit to the Company's Annual Report Form 10-K (Commission File No. 000-22037), as filed with the Securities and Exchange Commission on June 30, 1997, and incorporated herein by reference.