Form 10-Q
period 1998-06-30
ATL PRODUCTS INC
filed 1998-08-14
CIK 1027781

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1998
                                -------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

COMMISSION FILE NUMBER   000-22037
                         ---------

                              ATL PRODUCTS, INC.
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      DELAWARE                              95-3824281
                      --------                              ----------
     (STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER
        OR ORGANIZATION)                                 IDENTIFICATION NO.)


                2801 Kelvin Avenue, Irvine, California   92614
-------------------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                (949) 477-7800
                                --------------
             (Registrant's Telephone Number, Including Area Code)


  ----------------------------------------------------------------------------
  (Former Name, Former Addressed and Former Fiscal Year, if Changed Since Last
                                    Report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES [X]  NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      Number of shares of Common Stock outstanding as of August 12, 1998:

                   Class A Common Stock  -  9,655,000 shares

                      Class B Common Stock  -  333 shares

                                     INDEX
                                     -----

                               ATL PRODUCTS, INC.


PART I.   FINANCIAL INFORMATION
-------------------------------
ITEM 1.  Financial Statements (Unaudited)                                                                        Page

         Consolidated Balance Sheets as of June 30, 1998 and March 31, 1998  ..................................    3

         Consolidated Statements of Operations for the three months ended June 30, 1998
         and June 30, 1997.....................................................................................    5

         Consolidated Statements of Cash Flows for the three months ended June 30, 1998
         and June 30, 1997.....................................................................................    6

         Notes to Consolidated Financial Statements............................................................    7


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................    9


PART II. OTHER INFORMATION
--------------------------


Item 6.  Exhibits and Reports on Form 8-K......................................................................   17


Signatures.....................................................................................................   18

                                          ATL PRODUCTS, INC.

                                     CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,       March 31,
                                                                                      1998            1998
                                                                                  (unaudited)
                                                                                  ------------     ----------
ASSETS                                                                                    (in thousands)
Current assets:
     Cash                                                                            $   970       $ 1,815
     Trade accounts receivable, net of allowance for doubtful
         accounts of $628 in June 1998 and $511 in March 1998                         24,602        22,383
      Inventories:
         Materials and supplies                                                       16,171        15,821
         Work in process                                                               2,273         2,023
         Finished goods                                                                4,900         4,629
      Deferred income taxes                                                            2,042         2,042
      Prepaid expenses and other                                                       1,083           898
                                                                                     =======       =======
                 Total current assets                                                 52,041        49,611

Buildings and equipment
      Leasehold improvements                                                           1,418         1,293
      Equipment                                                                        7,362         7,075
      Allowances for depreciation                                                     (3,331)       (2,950)
                                                                                     =======       =======
                                                                                       5,449         5,418
                                                                                     =======       =======
                 Total assets                                                        $57,490       $55,029
                                                                                     =======       =======

                              ATL PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,       March 31,
                                                                                     1998           1998
                                                                                  (unaudited)
                                                                                  -----------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                    (in thousands)
Current liabilities:
 Trade accounts payable                                                             $ 9,165         $15,099
 Accrued payroll and related                                                          2,973           2,733
 Income taxes payable                                                                 1,371           3,474
 Deferred service income                                                              3,115           2,753
 Other accrued expenses                                                               1,500           1,182
 Current portion of long-term debt                                                    4,873           3,249
                                                                                    =======         =======
    Total current liabilities                                                        22,997          28,490

Long-term debt, less current portion                                                 15,637           9,582

Stockholders'  equity
 Preferred Stock, $.0001 par value:
   Authorized shares - 5,000,000
   Issued and outstanding shares - none                                                 ---             ---

 Common Stock, $.0001 par value:
   Authorized shares - 45,000,000 Class A; 5,000,000 Class B
   Issued and outstanding shares - 9,655,000 at June 30, 1998
   and March 31, 1998; no Class B                                                         1               1
 Additional paid in capital                                                          16,927          16,927
 Retained earnings                                                                    1,930              29
  Accumulated other comprehensive income:
   Cumulative translation adjustment                                                     (2)            ---
                                                                                    =======         =======
    Total stockholders' equity                                                       18,856          16,957
                                                                                    =======         =======
     Total liabilities and stockholders' equity                                     $57,490         $55,029
                                                                                    =======         =======

                              ATL PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (unaudited)

                                                     THREE MONTHS ENDED
                                                           JUNE 30,
                                                    ---------------------
                                                      1998        1997
                                                    --------     --------
NET SALES
    Products                                         $28,625      $16,677
    Service and spare parts                            4,364        1,890
                                                     -------      -------
            Total net sales                           32,989       18,567

Cost of sales:
    Products                                          19,114        9,973
    Service and spare parts                            2,803        1,215
                                                     -------      -------
            Total cost of sales                       21,917       11,188
                                                     -------      -------
Gross profit                                          11,072        7,379

Expenses:
      Research and development                         2,658        1,761
      Sales and marketing                              3,971        2,698
      General and administrative                       1,266          661
                                                     -------      -------

Income from operations                                 3,177        2,259
Interest expense and other                               253          276
                                                     -------      -------

Income before income taxes                             2,924        1,983
Income taxes                                           1,023          793
                                                     -------      -------
Net income                                           $ 1,901      $ 1,190
                                                     =======      =======
Basic earnings per share                             $  0.20      $  0.12
                                                     =======      =======
Diluted earnings per share                           $  0.19      $  0.12
                                                     =======      =======

                              ATL PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                           1998         1997
                                                         ---------     ------
OPERATING ACTIVITIES
Net income                                                $  1,901     $1,190
Adjustments to reconcile net income to net cash
  used in operating activities
         Depreciation and amortization                         688        347
         Provision for losses on accounts receivable           117         60
         Foreign currency translation adjustment                (2)       (11)

Changes in operating assets and liabilities:
         Increase in accounts receivable                    (2,336)    (1,767)
         Increase in inventories                            (1,177)      (343)
         (Increase) decrease in prepaid expenses
            and other assets                                  (185)       102
         Decrease in accounts payable and
            accrued expenses                                (7,117)    (5,713)
                                                          --------    -------

Net cash used in operating activities                       (8,111)    (6,135)

INVESTING ACTIVITIES
Purchases of leasehold improvements
  and equipment                                               (413)      (550)

FINANCING ACTIVITIES
Proceeds from line of credit and long-term borrowings       29,148        ---
Principal payments on line of credit and long-term debt    (21,469)      (644)
                                                          --------    -------
Net cash provided by (used in) financing activities          7,679       (644)

Net change in cash and cash equivalents                       (845)    (7,329)
Cash and cash equivalents at beginning of period             1,815      9,494
                                                          --------    -------
Cash and cash equivalents at end of period                $    970    $ 2,165
                                                          ========    =======

                              ATL PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. For further information, refer to the consolidated and combined financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

Note B - Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share
(in thousands, except per share information):

                                                   Three Months Ended June 30
                                                   --------------------------
                                                      1998            1997
                                                   ----------      ----------

Numerator: Net income..........................     $ 1,901          $1,190
                                                    =======          ======
Denominator:
Denominator for basic earnings per share
 weighted average shares outstanding...........       9,655           9,655

Effect of dilutive securities:
Employee stock options.........................         603               -
                                                    -------          ------
Denominator for diluted earnings per share.....      10,258           9,655
                                                    =======          ======

Basic earnings per share.......................     $  0.20          $ 0.12
                                                    =======          ======

Diluted earnings per share.....................     $  0.19          $ 0.12
                                                    =======          ======

Note C - Comprehensive Income

As of April 1, 1998 the Company adopted statement No. 130 "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no material impact on the Company's net income or stockholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

The components of comprehensive income for the three months ended June 30, 1998 and June 30, 1997 are as follows:


                                                            1998       1997
                                                           ------     ------

Net income......................................           $1,901     $1,190

Foreign currency translation adjustment.........                2          -
                                                           ------     ------
Comprehensive income............................           $1,903     $1,190
                                                           ======     ======


Note D - Long-Term Debt

The Company has a credit facility with Union Bank of California. This facility includes a $20,000,000 revolving credit agreement, subject to a maximum borrowing base restriction on the Company's eligible accounts receivable, and a $6,500,000 term-loan which is available to the Company on a incremental quarterly basis in order to fund other long-term debt obligations. The facility provides for borrowings at the lesser of the bank's prime rate or at LIBOR plus 1.75% to 2.25% depending on the borrowing level, and is secured by all of the Company's assets. This facility requires the Company to comply with various financial covenants and includes other standard loan compliance requirements.

Long-term debt consisted of the following:

                                                             June 30,  March 31,
                                                               1998      1998
                                                             -------   --------
                                                               (In thousands)
Revolving credit agreement due January 2000 interest
  payable monthly 8.5% at June 30, 1998..................    $ 9,950   $ 2,000

Term-loan due November 1998 interest payable quarterly
  7.9% at June 30, 1998..................................      1,624       812

Note payable to Odetics..................................      8,936    10,019
                                                             -------   -------
                                                              20,510    12,831
Less current portion.....................................      4,873     3,249
                                                             -------   -------

                                                             $15,637   $ 9,582
                                                             =======   =======

Included in the borrowing limits of the revolving credit agreement, the Company has available $1,000,000 in standby letters of credit. At June 30, 1998, approximately $485,000 has been reserved for standby letters of credit.

                              ATL PRODUCTS, INC.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report and the Consolidated And Combined Financial Statements and the related Notes thereto included in the latest Annual Report on Form 10-K of ATL Products, Inc. (the "Company"). This Report contains forward-looking statements including, among others, statements concerning projected revenues, funding requirements, manufacturing efficiencies, sales mix, and supply issues, that involve a number of risks and uncertainties and expected increased sales of certain product lines including, without limitation, those set forth at the end of this section under quote "Risk Factors". The Company's actual results may differ materially from any future performance or forward-looking statements discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Business

  On May 18, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Quantum Corporation ("Quantum") providing for, among other things, the merger (the "Merger") of a wholly-owned subsidiary of Quantum with and into the Company, with the Company surviving the Merger and becoming a wholly-owned subsidiary of Quantum. In the Merger, holders of each share of the Class A Common Stock, par value $.0001 per share, and the Class B Common Stock, par value $.0001 per share, of the Company will receive shares of the Common Stock, par value $.01 per share, of Quantum with a value of $29.00 (as adjusted pursuant to the Agreement).

The ATL Board of Directors has recommended that stockholders approve the Merger and has established August 10, 1998 as the record date for stockholders entitled to vote on the Merger at a special stockholders meeting to be held September 24, 1998 at the Hyatt Regency Irvine, located at 17900 Jamboree Road, Irvine, California 92614.

There can be no assurance that the Company's stockholders will approve the Merger, or that the Merger will be consummated pursuant to the terms indicated in the Agreement, if at all. Please see the Company's Form 8-K filed May 20, 1998 for additional information relating to the proposed Merger.


Results of Operations

Net Sales.   Total net sales increased 78% to $32,989,000 for the first quarter of fiscal 1999 as compared to total net sales of $18,567,000 in the first quarter of the prior fiscal year.

  Product sales increased 72% to $28,625,000 for the first quarter of fiscal 1999 as compared to $16,677,000 in the corresponding period of the prior fiscal year. These increases occurred in all library families with 7100 series library sales contributing the largest share at 31% of total product sales. The 520 and 2640 series library shipments continued their steady performance representing 26% and 21%, respectively, of total first quarter product sales. Sales of P1000 series, the Company's newest library offering which began shipping in the third quarter of the prior fiscal year were lower than expected. The Company expects that P1000 sales will regain momentum in the second fiscal quarter due to a renewed focus on the product line and initial shipments to its OEM customers. Also during the first quarter of fiscal 1999, the Company made its first revenue shipments of the PowerStor(TM) library manufactured by Quantum. Fiscal 1999 first quarter OEM revenues rose significantly and represented 66% of total product sales, compared to 50% in the prior year comparable quarter. This large increase in OEM revenue was due to a combination of strength in the 7100 series sales and the lower than anticipated P1000 shipments, which, to-date, have only been shipped through the VAR channel. Revenues generated from non-library sales, which include primarily drive upgrade kits and media, accounted for 8.0% of fiscal 1999 first quarter revenue as compared to 4.6% in the prior year comparable quarter.

  Service and parts sales include revenue derived from the sale of spare parts and service contract activities to support the installed base of the Company's products. Service revenues in the first quarter of fiscal 1999 were exceptionally strong due to higher parts sales and an increase in extended service contract revenues. Service and parts sales in the first quarter of fiscal 1999 increased 131% to $4,364,000 as compared to $1,890,000 in the first quarter of the prior fiscal year.

  Gross Profit.   Total gross profit as a percent of total net sales decreased to 33.6% for the first quarter of fiscal 1999 from 39.7% for the first quarter of the prior fiscal year.

  Gross profit on product sales decreased to 33.2% for the first quarter of fiscal 1999 as compared to 40.2% for the first quarter of fiscal 1998. The primary reason for the decline was directly related to the large shift in channel mix with OEM revenues accounting for a record 66% of total first quarter fiscal 1999 revenues. As OEM products, on balance, generate lower overall gross margins, the large increase in OEM sales had a corresponding downward impact on overall gross profit. In addition, the product mix within the quarter also included sales having a higher drive content; and, as drives are typically margined lower than libraries, an increase in the value of the drive component of the mix also negatively impacted fiscal 1999 first quarter gross profit. The Company believes that both the channel mix and the higher proportion of drives relative to libraries sold was somewhat unique during the first quarter of fiscal 1999 and anticipates that both figures will move toward their historical averages in the second quarter of fiscal 1999. However, the Company believes average selling prices on future product sales will likely decline as a result of both competition and the Company's desire to increase market share. While the Company continues working with its suppliers to reduce its costs of materials and to improve manufacturing efficiencies, there can be no assurance these actions will be sufficient to offset future reductions in sales prices.

  Research and Development. Research and development expense increased 50.9% to $2,658,000 (8.1% of total net sales) for the first quarter of fiscal 1999 compared to $1,761,000 (9.5% of total net sales) in the corresponding period of the prior fiscal year. The increase in research and development expense for the first quarter of fiscal 1999 as compared to the corresponding quarter of the prior fiscal year is primarily driven by investments in the development, qualification and preproduction costs for the Company's new P3000 and L500 series libraries. Also, the Company continues its Prism Architecture development, web-based internet software tool development and ongoing enhancement investments in current products. The Company expects expenditures for research and development generally to increase over time and to be higher during periods of new product development when significant expenditures are incurred for preproduction activities and increased testing. These expenditures may, therefore, fluctuate as a percentage of total net sales from period to period.

  Sales and Marketing.   Sales and marketing expense increased to $3,971,000 (or
12.0% of total net sales) for the first quarter of fiscal 1999 compared to $2,698,000 (or 14.5% of total net sales) in the corresponding period of the prior fiscal year. The increase is due in large part to the expansion and strengthening of the Company's sales and marketing organization, including higher promotional expenditures, advertising, and variable sales expenses. The Company anticipates that total aggregate spending for sales and marketing will continue to rise as the Company expands both its domestic and international sales and marketing organizations in order to take advantage of the opportunities being presented by the expanding worldwide data storage marketplace.

  General and Administrative. General and administrative expense increased to $1,266,000 (3.8% of total net sales) for the first quarter of fiscal 1999 compared to $661,000 (3.6% of total net sales) in the corresponding period of the prior fiscal year. The increase in aggregate dollar spending for the comparable quarters is due primarily to the development of infrastructure to support increasing finance, information systems, and general operating activities consistent with the overall growth of the Company's business operations, and to replace infrastructure costs that were in part previously supplied by the Company's former parent. As the Company continues to add the infrastructure necessary to support both its domestic and international operations, the Company believes that aggregate general and administrative expenses will continue to increase.


  Income Taxes.   The Company's effective tax rate was 35.0% for the first
quarter of fiscal 1999 compared to 40.0% in the corresponding period of the prior fiscal year. The reduction in effective tax rate for the comparable quarters is due to implementation of various domestic and foreign tax credits which are now available to the Company due to its separation from its former parent on October 31, 1997.

Liquidity and Capital Resources

  For the first quarter of fiscal 1999, the Company incurred a reduction in cash and cash equivalents of $845,000. Operating activities consumed $8,111,000 which included net income of $1,901,000 that was offset by reductions of accounts payable and accrued expenses of $7,117,000, and increases in accounts receivable and inventory of $2,336,000 and $1,177,000 respectively. The Company also used $413,000 to purchase equipment and make leasehold improvements in its principal operating facilities. In order to fund these operating activities, the Company had net additional borrowings on its line of credit and term loan of $7,679,000. Included in the net borrowings are principal and interest payments of $1,276,000 on its note payable obligation to Odetics, Inc., the Company's former parent.

  In March 1998, in order to facilitate the Company's worldwide sales growth, the Company secured a new credit facility with Union Bank of California through January 2000. This facility included a $20.0 million working capital line, subject to a maximum borrowing base restriction on the Company's eligible accounts receivable and a $6.5 million term loan which was available to the Company on a quarterly basis in order to fund quarterly debt repayments to Odetics, Inc. This facility also provides for borrowings at the lesser of the bank's prime rate (8.5% at June 30, 1998) or at LIBOR plus 1.75% to 2.25% basis points, depending upon borrowing level, and was secured by all of the Company's assets. This facility required the Company to comply with various financial covenants and other standard compliance requirements. In July 1998 the Company renegotiated the term loan portion of its credit facility with Union Bank of California from $6.5 million to $10.5 million and a new expiration date of November 1998. Upon completion of the term loan renegotiation the Company drew down the remaining unused portion of $8.6 million and paid off in full the outstanding loan balance due to Odetics, Inc. The Company believes that cash flow generated from operations, in conjunction with funds available under the Company's bank line of credit, will be adequate to execute its current operating plans and meet its obligations on a timely basis. The Company does not have any material commitments for capital expenditures as of June 30, 1998.

  In July 1998 the Company entered into a five year lease agreement plus two, five-year options for a new worldwide headquarters facility in Irvine, California. This new facility will accommodate the Company's engineering, sales, marketing, and general and administrative functions. This facility is approximately 63,000 square feet and the Company expects to be able to occupy the new facility in the third quarter of fiscal 1999.


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

Fluctuations in Quarterly Operating Results; History of Operating Losses

  The Company's quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, not all of which are in the Company's control. These factors include, without limitation, the size and timing of significant customer orders; the introduction of new products by competitors; the availability of components used in the manufacture of the Company's products; changes in pricing policies by the Company, its suppliers or its competitors; the ability of the Company to develop, introduce, market and gain market acceptance of new products, applications and product enhancements in a timely manner and to control costs; the Company's success in expanding and implementing its sales and marketing programs; technological changes in the distributed computing markets; the Asian economic crisis; the mix of sales among the Company's channels and product lines; deferrals of customer orders in anticipation of new products, applications or product enhancements; currency fluctuations; and general economic and market conditions. Moreover, the Company's sales in any quarter typically consist of a relatively small number of large OEM and VAR customer orders, and the timing of a small number of orders can impact quarter to quarter results. The loss of or a substantial reduction in orders from any significant customer could have a material adverse effect on the Company's business, financial condition and results of operations. Since the Company's sales are primarily made through OEMs and VARs who typically provide the Company with relatively short lead times, it is often difficult for the Company to forecast the timing and quantity of orders accurately. The Company's expense levels and its purchases of parts, components and subassemblies are based in part upon its expectations concerning future revenues. Accordingly, if revenue levels are below expectations, whether as a result of product transition or otherwise, operating results are likely to be adversely affected. There can be no assurance that the Company will achieve profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors and other risks discussed below, it is possible that in some future period the Company's operating results may be below the expectations of analysts and investors. In such event, the price of the Company's Common Stock would probably be materially and adversely affected.

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

The Company's success also depends in large part upon its relationship with Quantum, who has the exclusive worldwide manufacturing rights for the DLT technology and is the sole supplier of DLT tape drives and upon the Company's ability to continue to obtain adequate supplies of DLT drives from Quantum. There can be no assurance that Quantum will provide an adequate supply of the DLT7000 drives as the Company has not been able to secure any guarantee of the future supply of DLT drives from Quantum. In addition, the Company's agreement with Quantum permits Quantum to terminate its arrangement with the Company for any reason upon providing 90 days written notice to the Company. The disruption or termination of the Company's supply of DLT drives from Quantum would have a material adverse effect on the Company's business, financial condition and results of operations. Quantum has expressed it's intention to enter the high performance automated tape library business, either by acquisition or internal development. Even though ATL believes that its automated tape library business is media independent and that its products could be modified to incorporate tape drive components other than the DLT tape drives manufactured exclusively by Quantum, ATL believed that some degree of uncertainty existed concerning that product strategy. In particular, redesign and modification would probably be conducted under potentially adverse circumstances, such as potentially reduced access to Quantum's DLT drives, and with Quantum as a possible new competitor, either directly or by virtue of Quantum's acquisition of one of ATL's existing competitors. On May 19, 1998 ATL and Quantum jointly announced a merger agreement under the terms of which Quantum would acquire ATL Products. The company's market position and its relationship with Quantum could be materially and adversely affected to the extent the merger with Quantum is not consummated.

Quantum has also historically sold DLTStor, a competing tape library addressing the lower end of the distributed computing market and may introduce other storage libraries in the future. To the extent such products marketed by Quantum compete directly with the Company's products, the existence of such products could disrupt the Company's relationship with Quantum, particularly if Quantum chooses to satisfy its own demand first. In addition, Quantum currently supplies drives to all of the Company's competitors, and there can be no assurance that the Company's competitors will not establish relationships with Quantum in which the competitors could achieve higher priority in the supply of DLT drives. Moreover, since Quantum has only one manufacturing facility for DLT drives located in Colorado Springs, Colorado, any disruption in Quantum's ability to continue to manufacture and supply the Company with DLT tape drives, whether as a result of a natural disaster or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

Effect of New Product Introductions

  The Company's future operating results will depend significantly on the degree and timing of market acceptance of the Company's P1000 Series (which commenced volume shipments in the forth quarter of fiscal 1998), the continued acceptance of the Company's 7100 Series (first volume shipment commenced in the first quarter of fiscal 1998), the Company's P3000 Series (scheduled for introduction in the third quarter of fiscal 1999) and other new products. It is difficult to predict the effect that the announcement of these or other new products (or enhancements to existing products) will have on sales of current products pending the full availability of the new products, or the rate at which such products will be accepted by the market, if at all. For example, the P1000 may result in a reduction in the sales of the Company's 520 Series products as customers re-evaluate their automated solutions requirements given the Company's expanded product line. In addition, manufacturing defects or other operational problems commonly associated with new product introductions could adversely affect the successful introduction of such new products. There can be no assurance that the Company will be able to introduce new products or enhancements to existing products on a timely basis, if at all, or the effect to which such introductions will have on sales of existing products.

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

Management of Expanding Operations

  The Company is currently experiencing a period of rapid growth which has placed and is expected to continue to place a considerable strain on the Company's management and its administrative, sales and marketing, financial, information systems and operational resources. From April 1, 1997 to June 30, 1998, the size of the Company's staff increased from 176 to 385 employees and further increases in the number of employees are anticipated during fiscal year 1999. The Company believes its success will depend, in part, on its ability to integrate these and additional new employees into the Company rapidly to respond to the anticipated growth of the Company. The Company's ability to manage growth effectively will require it to install its own operational, financial and management controls, reporting systems and procedures independent from Odetics, to establish new management information and control systems and to train, motivate and manage its employees. There can be no assurance that the Company will be able to install such operational, financial and management information and control systems in an efficient and timely manner or that the new structures, systems and controls will be adequate to support the Company's operations and prevent the occurrence of unforeseen management or financial issues. Continued growth will also require the Company to recruit additional key management personnel to expand its engineering and product development capabilities, expand its sales and marketing capabilities, improve its customer service and support functions and to train, motivate and manage additional employees. There can be no assurance that the Company will be able to manage these changes and implement the required programs successfully, and its failure to do so could have a material adverse effect upon the Company's business, financial condition and operating results.

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

Future Capital Requirements

  On April 1, 1997, the Company entered into a four year promissory note payable to Odetics in the amount of approximately $13.0 million (approximately $10.0 million of which was outstanding at March 31, 1998). This note is payable in sixteen equal quarterly installments of principal plus accrued interest commencing June 30, 1997. On March 25, 1998, the Company obtained a $20.0 million revolving working capital facility through January 2000 and a $6.5 million term loan also due in January 2000. In July 1998 the Company renegotiated the term loan portion of its credit facility from $6.5 million to $10.5 million and a new expiration date of November 1998. While the Company believes that these facilities should be sufficient to meet its current obligations, the Company does continue to operate in a high growth market with limited capital resources. The Company believes that in order to remain competitive, it may require additional financial resources over the next year for working capital, research and development, and the expansion of sales, marketing and general and administrative functions.

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

Effect of Certain Charter Provisions; Anti-Takeover Effects of Certificate of Incorporation; Bylaws and Delaware Law

  The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company, which could adversely affect the market price of the Company's Common Stock.

Anti-Takeover Effect of Shareholder Rights Plan

  On March 12, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"). Under terms of the Rights Plan, preferred stock purchase rights were distributed to the Company's stockholders as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on March 23, 1998. The rights are designed to guard against partial tender offers and other abusive and coercive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares. Each Right entitles stockholders to buy one one-thousandth of a share of Series A Preferred Stock of the Company at an exercise price of $60.00. In general, the Rights will be exercisable only if a person or group acquire 15% of more of the Company's Common Stock. Although these Rights are not intended to prevent a takeover, any Rights Plan could be considered to delay or make a merger, tender offer, or proxy contest more difficult thereby potentially adversely affecting the market price of the Company's Common Stock. In May 1998, the Company amended the Rights Plan to permit Quantum Corporation to acquire the company without triggering a distribution of the Rights.

Absence of History as an Independent Entity; Limited Relevance of Historical Financial Information

  The Company was operated as a division of Odetics between January 1993 and March 1997, and accordingly, has had limited independent operating history. Prior to Odetics' distribution in of its remaining 82.9% of its controlling interest in the Company and through the current period, the Company has continued to operate as an independent company and has been supported by various service agreements between the Company and Odetics intended to facilitate the Company's transition to an independent public company. There can be no assurance that the Company will be able to continue to manage this transition or to develop these independent resources successfully. Also, the Company's financial results as a subsidiary of Odetics may not be representative of what the Company's results of operations and financial condition would have been had the Company been a separate, standalone company during the periods presented or be indicative of future results of operations and the financial condition of the Company.

Year 2000 Compliance

  Many current computer systems and software products may not correctly distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance. All of the Company's core products have been designed to be Year 2000 compliant. The Company has scheduled a change to its MRP system for the fourth quarter of 1998 to utilize a version of the system that is Year 2000 compliant. The Company believes that all of its other business systems are currently Year 2000 compliant, but will continue to pursue certification of compliance for all critical business systems. The Company has made Year 2000 compliance a requirement for all purchases of its business systems. The Company may be required to expend additional resources to make Year 2000 compliance corrections to its information systems, which corrections may not be able to be made in a timely basis, if at all. The Company believes that the Year 2000 issues may affect purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. In addition, Year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current systems needs, and, as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business financial condition and results of operation.

                              ATL PRODUCTS, INC.

                          PART II  OTHER INFORMATION
                                 June 30, 1998


Item 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

                  Exhibit 27  Financial Data Schedule


           (b) Reports on Form 8-K

                  On May 20, 1998 the Company filed a Form 8-K dated as of May 18, 1998, reporting that the Company had entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Quantum Corporation ("Quantum") providing for, among other things, the merger of a wholly-owned subsidiary of Quantum with and into ATL Products, Inc. ("ATL") with ATL becoming a wholly-owned subsidiary of Quantum.

                              ATL PRODUCTS, INC.

                                  SIGNATURES
                                 June 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ATL PRODUCTS, INC.
                                            (Registrant)


                                            By    /s/ Mark P. de Raad
                                               ----------------------

                                             Mark P. de Raad
                                             Chief Financial Officer
                                             (principal financial officer)


                                            By    /s/ James A. Pipp
                                               --------------------

                                             James A. Pipp
                                             Vice President, Controller
                                             (principal accounting officer)


Dated:  August 12, 1998
        ---------------